Form 10-Q
period 2021-06-30
Vector Acquisition Corp II
filed 2021-08-13
CIK 1842386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 12, 2021, there were 45,000,000 Class A ordinary shares, $0.0001 par value and 11,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VECTOR ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Unaudited Condensed Balance Sheet as of June 30, 2021	1
Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 2021 and for the Period from January 5, 2021 (Inception) through June 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity for the Three Months Ended June 30, 2021 and for the Period from January 5, 2021 (Inception) through June 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the Period from January 5, 2021 (Inception) through June 30, 2021	4
Unaudited Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2021

ASSETS
Current assets
Cash	$453,032
Prepaid expenses	540,410
Total Current Assets	993,442

Investments held in Trust Account	450,021,018
TOTAL ASSETS	$451,014,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities - accrued expenses	$74,203
Deferred underwriting fee payable	15,750,000
Total Liabilities	15,824,203

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 43,019,025 shares at $10.00 per share redemption value	430,190,250

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 3,080,975 shares issued and outstanding (excluding 43,019,025 shares subject to possible redemption)	308
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,250,000 shares issued and outstanding	1,125
Additional paid-in capital	5,435,354
(Accumulated deficit)	(436,780)
Total Shareholders’ Equity	5,000,007
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$451,014,460

The accompanying notes are an integral part of the unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,	For the Period from January 5, 2021 (Inception) through June 30,
	2021	2021

Operating and formation costs	$345,452	$457,798
Loss from operations	(345,452)	(457,798)

Other income:
Interest earned on investments held in Trust Account	16,331	21,018
Total other income	16,331	21,018

Net loss	$(329,121)	$(436,780)

Weighted average shares outstanding, Class A redeemable ordinary shares	45,000,000	45,000,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00	$0.00

Weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	12,350,000	11,962,139
Basic and diluted net loss per share, Class A and B non-redeemable ordinary shares	$(0.03)	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 5, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	12,937,500	1,294	23,706	—	25,000

Sale of 45,000,000 Units, net of underwriting discounts	45,000,000	4,500	—	—	424,597,537	—	424,602,037

Sale of 1,100,000 Private Placement Shares	1,100,000	110	—	—	10,999,890	—	11,000,000

Ordinary shares subject to possible redemption	(43,051,937)	(4,305)	—	—	(430,515,065)	—	(430,519,370)

Net loss	—	—	—	—	—	(107,659)	(107,659)

Balance – March 31, 2021	3,048,063	$305	12,937,500	$1,294	$5,106,068	$(107,659)	$5,000,008

Forfeiture of Founder Shares	—	—	(1,687,500)	(169)	169

Change in value of ordinary shares subject to redemption	32,912	3	—	—	329,117	—	329,120

Net loss	—	—	—	—	—	(329,121)	(329,121)

Balance – June 30, 2021	3,080,975	$308	11,250,000	$1,125	$5,435,354	$(436,780)	$5,000,007

The accompanying notes are an integral part of the unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(436,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of founder shares	5,000
Interest earned on investments held in Trust Account	(21,018)
Changes in operating assets and liabilities:
Prepaid expenses	(540,410)
Accrued expenses	74,203
Net cash used in operating activities	(919,005)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(450,000,000)
Net cash used in investing activities	(450,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	441,000,000
Proceeds from sale of Private Placement Shares	11,000,000
Proceeds from promissory note – related party	300,000
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(627,963)
Net cash provided by financing activities	451,372,037

Net Change in Cash	453,032
Cash – Beginning of period	—
Cash – End of period	$453,032

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$20,000
Initial classification of Class A ordinary shares subject to possible redemption	$430,622,030
Change in value of Class A ordinary shares subject to possible redemption	$(431,780)
Deferred underwriting fee payable	$15,750,000
Forfeiture of Founder Shares	$(169)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 5, 2021 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $25,397,963, consisting of $9,000,000 of underwriting fees, $15,750,000 of deferred underwriting fees and $647,963 of other offering costs. In addition, at June 30, 2021, cash of $453,032 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

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

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 11, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2021. The interim results for the three months and period ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $25,397,963 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, the 43,019,025 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s condensed statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,	For the Period from January 5, 2021 (Inception) through June 30,
	2021	2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$16,331	$21,018
Redeemable Net Earnings	$16,331	$21,018
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	45,000,000	45,000,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00

Non-Redeemable Class A and B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(329,121)	$(436,780)
Less: Redeemable Net Earnings	(16,331)	(21,018)
Net Loss	$(345,452)	$(457,798)
Denominator: Weighted Average Non-Redeemable Class A and B Ordinary Shares
Non-Redeemable Class A and B Ordinary Shares, Basic and Diluted (1)	12,350,000	11,962,139
Loss/Basic and Diluted Non-Redeemable Class A and B Ordinary Shares	$(0.03)	$(0.04)

(1)	The weighted average non-redeemable ordinary shares for the period from January 5, 2021 (inception) to June 30, 2021 includes the effect of 1,100,000 Private Placement Shares, which were issued in conjunction with the Initial Public Offering on March 12, 2021.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 11, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 11,500,000 Class B ordinary shares (the “Founder Shares”). On March 9, 2021, the Company effected a share capitalization pursuant to which the Company issued 1,437,500 additional Class B ordinary shares, resulting in the Company’s initial shareholders holding 12,937,500 Class B ordinary shares. The Founder Shares included an aggregate of up to 1,687,500 shares subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Proposed Public Offering (excluding the Private Placement Shares). On April 23, 2021, the underwriters’ over-allotment option pursuant to the underwriting agreement to purchase up to 6,750,000 additional Public Shares expired without exercise and consequently 1,687,500 Founder Shares were forfeited for no consideration.

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

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Administrative Services Agreement

The Company entered into an agreement, commencing on March 9, 2021, to pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2021 and the period from January 5, 2021 (inception) through June 30, 2021, the Company incurred and paid $30,000 and $36,129 in fees for these services, respectively.

Promissory Note — Related Party

On January 11, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. As of June 30, 2021 there was $0 outstanding under the Promissory Note. The outstanding amount of $300,000 was repaid at the closing of the Initial Public Offering on March 12, 2021. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into shares of the post-business combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The underwriters are entitled to a deferred fee of $0.35 per Public Share, or $15,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On April 23, 2021, the underwriters’ over-allotment option pursuant to the underwriting agreement to purchase up to 6,750,000 additional Public Shares expired without exercise and consequently 1,687,500 Founder Shares were forfeited for no consideration.

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares  —  The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —  The Company is authorized to issue 450,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 3,080,975 Class A ordinary shares issued and outstanding, excluding 43,019,025 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares  —  The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 11,250,000 Class B ordinary shares issued and outstanding.

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

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

At June 30, 2021, assets held in the Trust Account were comprised of $450,021,018 in money market funds which are invested primarily in U.S. Treasury Securities. To date, the Company has not withdrawn any interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$450,021,018

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended June 30, 2021, we had a net loss of $329,121, which consists of general and administrative expenses of $345,452 offset by interest income on marketable securities held in the trust account of $16,331.

For the period from January 5, 2021 (inception) through June 30, 2021, we had a net loss of $436,780, which consists of general and administrative expenses of $457,798 offset by interest income on marketable securities held in the trust account of $21,018.

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

For the period from January 5, 2021 (inception) through June 30, 2021, cash used in operating activities was $919,005. Net loss of $436,780 was affected by interest earned on marketable securities held in the trust account of $21,018 and formation cost of $5,000. Changes in operating assets and liabilities used $461,207 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the trust account of $450,021,018 (including approximately $21,018 of interest income). We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $453,032 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of $0.35 per Public Share, or $15,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Net Income (Loss) Per Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the trust account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOR ACQUISITION CORPORATION II

Date: August 12, 2021	By:	/s/ Alex Slusky
	Name:	Alex Slusky
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ David Baylor
	Name:	David Baylor
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)