Form 10-Q
period 2021-09-30
Vector Acquisition Corp II
filed 2021-11-10
CIK 1842386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2021, there were 45,000,000 Class A ordinary shares, $0.0001 par value and 11,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VECTOR ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Unaudited Condensed Balance Sheet as of September 30, 2021	1
Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and for the Period from January 5, 2021 (Inception) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2021 and for the Period from January 5, 2021 (Inception) through September 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the Period from January 5, 2021 (Inception) through September 30, 2021	4
Unaudited Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

ASSETS
Current assets
Cash	$345,412
Prepaid expenses	445,611
Total Current Assets	791,023

Investments held in Trust Account	450,026,809
TOTAL ASSETS	$450,817,832

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities - accrued expenses	$93,422
Deferred underwriting fee payable	15,750,000
Total Liabilities	15,843,422

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 45,000,000 shares at $10.00 per share redemption value	450,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 1,100,000 shares issued and outstanding (excluding 45,000,000 shares subject to possible redemption)	110
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,250,000 shares issued and outstanding	1,125
Additional paid-in capital	—
Accumulated deficit	(15,026,825)
Total Shareholders’ Deficit	(15,025,590)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$450,817,832

The accompanying notes are an integral part of the unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,	For the Period from January 5, 2021 (Inception) through September 30,
	2021	2021

Operating and formation costs	$221,638	$679,436
Loss from operations	(221,638)	(679,436)

Other income:
Interest earned on investments held in Trust Account	5,791	26,809
Total other income	5,791	26,809

Net loss	$(215,847)	$(652,627)

Weighted average shares outstanding, Class A ordinary shares	46,100,000	35,582,890
Basic and diluted net loss per share, Class A ordinary shares	$(0.00)	$(0.01)

Weighted average shares outstanding, Class B ordinary shares	11,250,000	11,250,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.00)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 5, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	12,937,500	1,294	23,706	—	25,000

Sale of 1,100,000 Private Placement Shares	1,100,000	110	—	—	10,999,890	—	11,000,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(11,023,596)	(14,374,367)	(25,397,963)

Net loss	—	—	—	—	—	(107,659)	(107,659)

Balance – March 31, 2021	1,100,000	$110	12,937,500	$1,294	$—	$(14,482,026)	$(14,480,622)

Forfeiture of Founder Shares	—	—	(1,687,500)	(169)	—	169	—

Net loss	—	—	—	—	—	(329,121)	(329,121)

Balance – June 30, 2021	1,100,000	$110	11,250,000	$1,125	$—	$(14,810,978)	$(14,809,743)

Net loss	—	—	—	—	—	(215,847)	(215,847)

Balance – September 30, 2021	1,100,000	$110	11,250,000	$1,125	$—	$(15,026,825)	$(15,025,590)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(652,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of founder shares	5,000
Interest earned on investments held in Trust Account	(26,809)
Changes in operating assets and liabilities:
Prepaid expenses	(445,611)
Accrued expenses	93,422
Net cash used in operating activities	(1,026,625)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(450,000,000)
Net cash used in investing activities	(450,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	441,000,000
Proceeds from sale of Private Placement Shares	11,000,000
Proceeds from promissory note – related party	300,000
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(627,963)
Net cash provided by financing activities	451,372,037

Net Change in Cash	345,412
Cash – Beginning of period	—
Cash – End of period	$345,412

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$20,000
Initial classification of Class A ordinary shares subject to possible redemption	$450,000,000
Deferred underwriting fee payable	$15,750,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 5, 2021 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on March 9, 2021. On March 12, 2021 the Company consummated the Initial Public Offering of 45,000,000 Class A ordinary shares (the “Public Shares”), at $10.00 per Public Share, generating gross proceeds of $450,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,100,000 private placement shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to Vector Acquisition Partners II, L.P. (the “Sponsor”), generating gross proceeds of $11,000,000, which is described in Note 5.

Transaction costs amounted to $25,397,963, consisting of $9,000,000 of underwriting fees, $15,750,000 of deferred underwriting fees and $647,963 of other offering costs. In addition, at September 30, 2021, cash of $345,412 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Following the closing of the Initial Public Offering on March 12, 2021, an amount of $450,000,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and a portion of the proceeds from the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7).

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote the Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

SEPTEMBER 30, 2021

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares it received if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Public Share ($10.00).

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management reconsidered the financial statement presentation of its Class A ordinary shares subject to possible redemption. The Class A ordinary shares may be redeemed by the Public Shareholders upon the completion of a Business Combination, which may not be completed unless the Company has net tangible assets of at least $5,000,001. At the closing of the Initial Public Offering and in the Company’s Forms 10-Q for the quarters ended March 31, 2021 and June 30, 2021, the Company took this net tangible asset limitation into consideration in the presentation of its Class A ordinary shares subject to possible redemption, and accordingly reclassified from Class A ordinary shares subject to possible redemption to additional paid-in capital an amount necessary to maintain net tangible assets of at least $5,000,001. Upon reconsideration, the Company has determined to revise the financial presentation of its Class A ordinary shares to not take into consideration the net tangible asset requirement in connection with a business combination and accordingly to not reclassify any amount of Class A ordinary shares subject to possible redemption to additional paid in capital.

Effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and has reflected this reclassification in the condensed statement of changes in stockholder’s equity. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.0 million in additional paid-in capital, an increase of approximately $14.4 million to accumulated deficit and in increase of approximately $19.4 million to Class A common stock subject to possible redemption, as well as a reclassification of 1,937,797 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $19.5 million and $19.8 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption. There has been no change in the Company’s total assets, liabilities, or operating results. In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its net loss per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 11, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on March 18, 2021. The interim results for the three months and period ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Investments held in Trust Account

The Company’s portfolio of investments held in trust is comprised solely of investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $25,397,963 were charged to temporary equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, the 45,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021 and March 12, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$450,000,000
Less:
Class A ordinary shares issuance costs	$(25,397,963)
Plus:
Accretion of carrying value to redemption value	$25,397,963

Class A ordinary shares subject to possible redemptions	$450,000,000

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		For the Period from January 5, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(173,506)	$(42,341)	$(495,856)	$(156,771)
Denominator:
Basic and diluted weighted average shares outstanding	46,100,000	11,250,000	35,582,890	11,250,000

Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature. The Company’s fair value policy is described in Note 9.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 45,000,000 Public Shares, at a purchase price of $10.00 per Public Share.

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 1,100,000 Private Placement Shares at a price of $10.00 per Private Placement Share, for an aggregate purchase price of $11,000,000. A portion of the proceeds from the Private Placement Shares was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Shares will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Shares will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Administrative Services Agreement

The Company entered into an agreement, commencing on March 9, 2021, to pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2021 and the period from January 5, 2021 (inception) through September 30, 2021, the Company incurred and paid $30,000 and $66,129 in fees for these services, respectively.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into shares of the post-business combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

SEPTEMBER 30, 2021

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 6,750,000 additional Public Shares to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On April 23, 2021, the underwriters’ over-allotment option expired without exercise and consequently 1,687,500 Founder Shares were forfeited for no consideration.

The underwriters are entitled to a deferred fee of $0.35 per Public Share, or $15,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares  —  The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —  The Company is authorized to issue 450,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 1,100,000 Class A ordinary shares issued and outstanding, excluding 45,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares  —  The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 11,250,000 Class B ordinary shares issued and outstanding.

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

SEPTEMBER 30, 2021

NOTE 9. FAIR VALUE MEASUREMENTS

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

At September 30, 2021, assets held in the Trust Account were comprised of $450,026,809 in money market funds which are invested primarily in U.S. Treasury Securities. Money market funds are a level 1 asset valued based upon quoted prices in active markets. To date, the Company has not withdrawn any interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$450,026,809

NOTE 10. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended September 30, 2021, we had a net loss of $215,847, which consists of general and administrative expenses of $221,638 offset by interest income on marketable securities held in the trust account of $5,791.

For the period from January 5, 2021 (inception) through September 30, 2021, we had a net loss of $652,627, which consists of general and administrative expenses of $679,436 offset by interest income on marketable securities held in the trust account of $26,809.

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

For the period from January 5, 2021 (inception) through September 30, 2021, cash used in operating activities was $1,026,625. Net loss of $652,627 was affected by interest earned on marketable securities held in the trust account of $26,809 and formation cost of $5,000. Changes in operating assets and liabilities used $352,189 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the trust account of $450,026,809 (including approximately $26,809 of interest income). We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $345,412 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

VECTOR ACQUISITION CORPORATION II

Date: November 9, 2021	By:	/s/ Alex Slusky
	Name:	Alex Slusky
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 9, 2021	By:	/s/ David Baylor
	Name:	David Baylor
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)