Form 10-Q/A
period 2021-09-30
Vector Acquisition Corp II
filed 2022-01-06
CIK 1842386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of January 6, 2022, there were 45,000,000 Class A ordinary shares, $0.0001 par value and 11,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VECTOR ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Unaudited Condensed Balance Sheet as of September 30, 2021	1
Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2021 and for the Period from January 5, 2021 (Inception) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2021 and for the Period from January 5, 2021 (Inception) through September 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the Period from January 5, 2021 (Inception) through September 30, 2021	4
Unaudited Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
Part III. Signatures	23

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Vector Acquisition Corporation II, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Vector Acquisition Corporation II as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 10, 2021 (the “Q3 Form 10-Q”).

On March 12, 2021, the Company consummated its initial public offering (“IPO”) of 45,000,000 Class A ordinary shares (the “Public Shares”), at an offering price of $10.00 per Public Share, generating gross proceeds of $450.0 million. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,100,000 private placement shares (the “Private Placement Shares”) to Vector Acquisition Partners II, L.P. at a price of $10.00 per Private Placement Shares, generating gross proceeds of approximately $11.0 million.

On November 10, 2021, the Company filed its Q3 Form 10-Q, which included a Note 2, Revision of Previously Issued Financial Statements (“Note 2”) to the financial statements included therein. Note 2 describes a revision to the Company’s classification of its Public Shares issued in the Company’s IPO on March 12, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Public Shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Public Shares included certain provisions that require classification of the Public Shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating all Public Shares as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. This also resulted in a restatement of earnings per share for the Affected Periods (as defined below).

In connection with the change in presentation of Class A ordinary shares subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously filed financial statements in Note 2 to the financial statements included in the Q3 Form 10-Q. Upon subsequent evaluation and discussion of the change with the Company’s advisors, the Company determined that the change in classification of Class A ordinary shares and the change to the Company’s presentation of earnings per share are material and, therefore, the Company should restate its previously issued financial statements.

Therefore, on January 3, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, and (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Q3 Form 10-Q, filed with the SEC on November 10, 2021 (collectively, the “Affected Periods”), should be restated to report all Class A ordinary shares as temporary equity. As a result, the Company is restating its financial statements for the Affected Periods in this Form 10-Q/A.

This restatement does not have any impact on the Company’s cash position and cash held in the trust account established in connection with the IPO.

In connection with the determination to restate its previously issued financial statements, the Company’s management has concluded that a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Quarterly Report on Form 10-Q/A.

The financial information previously filed or otherwise reported is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should not be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

ASSETS
Current assets
Cash	$345,412
Prepaid expenses	445,611
Total Current Assets	791,023

Investments held in Trust Account	450,026,809
TOTAL ASSETS	$450,817,832

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities - accrued expenses	$93,422
Deferred underwriting fee payable	15,750,000
Total Liabilities	15,843,422

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 45,000,000 shares at $10.00 per share redemption value	450,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 1,100,000 shares issued and outstanding (excluding 45,000,000 shares subject to possible redemption)	110
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,250,000 shares issued and outstanding	1,125
Additional paid-in capital	—
Accumulated deficit	(15,026,825)
Total Shareholders’ Deficit	(15,025,590)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$450,817,832

The accompanying notes are an integral part of the unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,	For the Period from January 5, 2021 (Inception) through September 30,
	2021	2021

Operating and formation costs	$221,638	$679,436
Loss from operations	(221,638)	(679,436)

Other income:
Interest earned on investments held in Trust Account	5,791	26,809
Total other income	5,791	26,809

Net loss	$(215,847)	$(652,627)

Weighted average shares outstanding, Class A ordinary shares	46,100,000	35,582,890
Basic and diluted net loss per share, Class A ordinary shares	$(0.00)	$(0.01)

Weighted average shares outstanding, Class B ordinary shares	11,250,000	11,250,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.00)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 5, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	12,937,500	1,294	23,706	—	25,000

Sale of 1,100,000 Private Placement Shares	1,100,000	110	—	—	10,999,890	—	11,000,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(11,023,596)	(14,374,367)	(25,397,963)

Net loss	—	—	—	—	—	(107,659)	(107,659)

Balance – March 31, 2021	1,100,000	$110	12,937,500	$1,294	$—	$(14,482,026)	$(14,480,622)

Forfeiture of Founder Shares	—	—	(1,687,500)	(169)	—	169	—

Net loss	—	—	—	—	—	(329,121)	(329,121)

Balance – June 30, 2021	1,100,000	$110	11,250,000	$1,125	$—	$(14,810,978)	$(14,809,743)

Net loss	—	—	—	—	—	(215,847)	(215,847)

Balance – September 30, 2021	1,100,000	$110	11,250,000	$1,125	$—	$(15,026,825)	$(15,025,590)

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management reconsidered the financial statement presentation of its Class A ordinary shares subject to possible redemption. The Class A ordinary shares may be redeemed by the Public Shareholders upon the completion of a Business Combination, which may not be completed unless the Company has net tangible assets of at least $5,000,001. At the closing of the Initial Public Offering and in the Company’s Forms 10-Q for the quarters ended March 31, 2021 and June 30, 2021, the Company took this net tangible asset limitation into consideration in the presentation of its Class A ordinary shares subject to possible redemption, and accordingly reclassified from Class A ordinary shares subject to possible redemption to additional paid-in capital an amount necessary to maintain net tangible assets of at least $5,000,001. Upon reconsideration, the Company determined to revise the financial presentation of its Class A ordinary shares to not take into consideration the net tangible asset requirement in connection with a business combination and accordingly to not reclassify any amount of Class A ordinary shares subject to possible redemption to additional paid in capital.

Effective with the filing of the Form 10-Q for the quarterly period ended September 30, 2021, the Company presented all redeemable Class A common stock as temporary equity and reflected this reclassification in the condensed statement of changes in stockholder’s equity. There was no change in the Company’s total assets, liabilities, or operating results.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its net loss per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

After the filing of the Form 10-Q for the quarterly period ended September 30, 2021, the Company’s management and the Audit Committee concluded that the financial statements for the Affected Period should be restated. The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021 (Unaudited)
Class A ordinary shares subject to possible redemption	$430,519,370	$19,480,630	$450,000,000
Class A ordinary shares	$305	$(195)	$110
Additional paid-in capital	$5,106,068	$(5,106,068)	$—
Accumulated deficit	$(107,659)	$(14,374,367)	$(14,482,026)
Total Shareholders’ Equity (Deficit)	$5,000,008	$(19,480,630)	$(14,480,622)

Balance Sheet as of June 30, 2021 (Unaudited)
Class A ordinary shares subject to possible redemption	$430,190,250	$19,809,780	$450,000,000
Class A ordinary shares	$308	$(198)	$110
Additional paid-in capital	$5,435,354	$(5,435,354)	$—
Accumulated deficit	$(436,780)	$(14,374,198)	$(14,810,978)
Total Shareholders’ Equity (Deficit)	$5,000,007	$(19,809,750)	$(14,809,743)

Statement of Operations for the Period from January 5, 2021 (inception) through March 31, 2021 (Unaudited)
Weighted average shares outstanding, Class A ordinary shares	45,000,000	(30,983,607)	14,016,393
Basic and diluted net income per share, Class A ordinary shares	$—	$—	$—
Weighted average shares outstanding, Class B ordinary shares	11,521,605	(271,605)	11,250,000
Basic and diluted net income per share, Class B ordinary shares	$(0.01)	$0.01	$—

Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)
Weighted average shares outstanding, Class A ordinary shares	45,000,000	1,100,000	46,100,000
Basic and diluted net income per share, Class A ordinary shares	$—	$(0.01)	$(0.01)
Weighted average shares outstanding, Class B ordinary shares	12,350,000	(1,100,000)	11,250,000
Basic and diluted net income per share, Class B ordinary shares	$(0.03)	$0.02	$(0.01)

Statement of Operations for the Period from January 5, 2021 (inception) through June 30, 2021 (Unaudited)
Weighted average shares outstanding, Class A ordinary shares	45,000,000	$(16,387,283)	$28,612,717
Basic and diluted net income per share, Class A ordinary shares	$—	(0.01)	(0.01)
Weighted average shares outstanding, Class B ordinary shares	11,962,139	$(712,139)	$11,250,000
Basic and diluted net income per share, Class B ordinary shares	$(0.04)	0.03	(0.01)

Statement of Cash Flows for the Period from January 5, 2021 (inception) through March 31, 2021 (Unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$430,622,030	$(430,622,030)	$—
Change in value of Class A ordinary shares subject to possible redemption	$102,660	$(102,660)	$—

Statement of Cash Flows for the Period from January 5, 2021 (inception) through June 30, 2021 (Unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$430,622,030	$(430,622,030)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(431,780)	$431,780	$—

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the restatement discussed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

This Management’s Discussion and Analysis of Financial Condition has been restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. In connection with the preparation of the Company’s financial statements as of September 30, 2021, management reconsidered the financial statement presentation of its Class A ordinary shares subject to possible redemption. The Class A ordinary shares may be redeemed by the Public Shareholders upon the completion of a Business Combination, which may not be completed unless the Company has net tangible assets of at least $5,000,001. At the closing of the Initial Public Offering and in the Company’s Forms 10-Q for the quarters ended March 31, 2021 and June 30, 2021, the Company took this net tangible asset limitation into consideration in the presentation of its Class A ordinary shares subject to possible redemption, and accordingly reclassified from Class A ordinary shares subject to possible redemption to additional paid-in capital an amount necessary to maintain net tangible assets of at least $5,000,001. Upon reconsideration, the Company determined to revise the financial presentation of its Class A ordinary shares to not take into consideration the net tangible asset requirement in connection with a business combination and accordingly to not reclassify any amount of Class A ordinary shares subject to possible redemption to additional paid in capital.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, management has concluded the classification error related to temporary equity and permanent equity was material to the historical financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated. This resulted in a restatement to temporary equity with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. This also resulted in a restatement of earnings per share for the Affected Periods.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the events that led to this Amendment No. 1, a material weakness existed related to our accounting for complex financial instruments, and the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

Other than described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Management has specifically expanded and improved our review process for complex securities and related accounting standards and we further improved this process by enhancing access to accounting literature, and the identification of third-party professionals with whom to consult regarding complex accounting applications.

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

We identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner and we may be unable to maintain compliance with applicable stock exchange listing requirements, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have previously recorded a portion of our Class A ordinary share subject to possible redemption in permanent equity. Notwithstanding the presence of maximum redemption thresholds or charter provisions common in SPACs that provide a limitation on redemptions that would cause a SPAC’s net tangible assets to be less than $5,000,001, in accordance with SEC Staff guidance on redeemable equity instruments, ASC 480-10-S99, “Distinguishing Liabilities from Equity”, and EITF Topic D-98, “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the issuing company requires ordinary shares subject to redemption to be classified outside of permanent equity. Although we did not specify a maximum redemption threshold in our Current Articles, our Current Articles provide that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Management re-evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, we concluded that the misclassification of the Class A ordinary shares was quantitatively material to individual line items within the balance sheet. This resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares. This also resulted in a restatement of earnings per share for the Affected Periods.

The foregoing represents a material weakness in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects or that other material weaknesses and control deficiencies will not be discovered in the future.

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

VECTOR ACQUISITION CORPORATION II

Date: January 6, 2022	By:	/s/ Alex Slusky
	Name:	Alex Slusky
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: January 6, 2022	By:	/s/ David Baylor
	Name:	David Baylor
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)