Form 10-Q
period 2022-03-31
Vector Acquisition Corp II
filed 2022-05-12
CIK 1842386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 12, 2022, there were 45,000,000 Class A ordinary shares, $0.0001 par value and 11,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VECTOR ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Condensed Financial Statements	1
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the Period from January 5, 2021 (Inception) through March 31, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2022, and for the Period from January 5, 2021 (Inception) through March 31, 2021	3
Unaudited Condensed Statement of Cash Flows for the Three Months Ended March 31, 2022 and for the Period from January 5, 2021 (Inception) through March 31, 2021	4
Unaudited Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements.

VECTOR ACQUISITION CORPORATION II

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$67,100	$227,150
Prepaid expenses	328,362	353,298
Total Current Assets	395,462	580,448

Investments held in Trust Account	450,079,102	450,036,316
TOTAL ASSETS	$450,474,564	$450,616,764

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities - accrued expenses	$241,616	$216,966
Deferred underwriting fee payable	15,750,000	15,750,000
Total Liabilities	15,991,616	15,966,966

Commitments and Contingencies

Class A ordinary shares subject to possible redemption 45,000,000 shares at $10.00 per share redemption value	450,000,000	450,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 1,100,000 shares issued and outstanding (excluding 45,000,000 shares subject to possible redemption)	110	110
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,250,000 shares issued and outstanding	1,125	1,125
Additional paid-in capital	—	—
Accumulated deficit	(15,518,287)	(15,351,437)
Total Shareholders’ Deficit	(15,517,052)	(15,350,202)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$450,474,564	$450,616,764

The accompanying notes are an integral part of the unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,	For the Period from January 5, 2021 (Inception) through March 31,
	2022	2021

Operating and formation costs	$209,636	$112,346
Loss from operations	(209,636)	(112,346)

Other income:
Interest earned on investments held in Trust Account	42,786	4,687
Total other income	42,786	4,687

Net loss	$(166,850)	$(107,659)

Weighted average shares outstanding, Class A ordinary shares	46,100,000	11,525,000
Basic and diluted net loss per share, Class A ordinary shares	$(0.00)	$(0.00)

Weighted average shares outstanding, Class B ordinary shares	11,250,000	11,250,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.00)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	1,100,000	$110	11,250,000	$1,125	$—	$(15,351,437)	$(15,350,202)

Net loss	—	—	—	—	—	(166,850)	(166,850)

Balance – March 31, 2022	1,100,000	$110	11,250,000	$1,125	$—	$(15,518,287)	$(15,517,052)

FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 5, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	12,937,500	1,294	23,706	—	25,000

Sale of 1,100,000 Private Placement Shares	1,100,000	110	—	—	10,999,890	—	11,000,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(11,023,596)	(14,374,367)	(25,397,963)

Net loss	—	—	—	—	—	(107,659)	(107,659)

Balance – March 31, 2021	1,100,000	$110	12,937,500	$1,294	$—	$(14,482,026)	$(14,480,622)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Three Months Ended March 31,	For the Period from January 5, 2021 (Inception) through March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(166,850)	$(107,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Interest earned on investments held in Trust Account	(42,786)	(4,687)
Changes in operating assets and liabilities:
Prepaid expenses	24,936	(586,893)
Accrued expenses	24,650	56,197
Net cash used in operating activities	(160,050)	(638,042)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(450,000,000)
Net cash used in investing activities	—	(450,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Class A ordinary shares, net of underwriting discounts paid	—	441,000,000
Proceeds from sale of Private Placement Shares	—	11,000,000
Proceeds from Promissory Note – related party	—	300,000
Repayment of Promissory Note – related party	—	(300,000)
Payment of offering costs	—	(627,963)
Net cash provided by financing activities	—	451,372,037

Net Change in Cash	(160,050)	733,995
Cash – Beginning of period	227,150	—
Cash – End of period	$67,100	$733,995

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$20,000
Deferred underwriting fee payable	$—	$15,750,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from inception through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the investments held in the Trust Account (as defined below).

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

MARCH 31, 2022

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

MARCH 31, 2022

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had $67,100 in its operating bank account and working capital of $153,846. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may loan the Company funds as may be required (the “Working Capital Loans”), of which up to $1,500,000 have been committed by our Sponsors (see Note 5).

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

Going Concern

The Company intends to achieve its business objective of completing its initial business combination with one or more businesses but cannot guarantee its ability to consummate such transaction. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through March 12, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. The Company intends to complete a Business Combination by March 12, 2023 but cannot guarantee such event. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 21, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised solely of investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $25,397,963 were charged to temporary equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the 45,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$450,000,000
Less:
Class A ordinary shares issuance costs	(25,397,963)
Plus:
Accretion of carrying value to redemption value	25,397,963

Class A ordinary shares subject to possible redemptions	$450,000,000

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss per Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. We have two classes of shares which are Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		For the Period from January 5, 2021 (Inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(134,120)	$(32,730)	$(54,479)	$(53,179)
Denominator:
Basic and diluted weighted average shares outstanding	46,100,000	11,250,000	11,525,000	11,250,000

Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 11, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 11,500,000 Class B ordinary shares (the “Founder Shares”). On March 9, 2021, the Company effected a share capitalization pursuant to which the Company issued 1,437,500 additional Class B ordinary shares, resulting in the Company’s initial shareholders holding 12,937,500 Class B ordinary shares. The Founder Shares included an aggregate of up to 1,687,500 shares subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). On April 23, 2021, the underwriters’ over-allotment option pursuant to the underwriting agreement to purchase up to 6,750,000 additional Public Shares expired without exercise and consequently 1,687,500 Founder Shares were forfeited for no consideration.

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

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

Administrative Services Agreement

The Company entered into an agreement, commencing on March 9, 2021, to pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 the Company incurred and paid $30,000 in fees for these services. For the period from January 5, 2021 (inception) through March 31, 2021, the Company incurred and paid $6,129 in fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans. Such Working Capital Loans would be evidenced by Promissory Notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into shares of the post-business combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On March 18, 2022, the Company entered into a working capital loan agreement (the “Working Capital Loan Agreement”) with its Sponsor, pursuant to which the Company may borrow up to $300,000, for ongoing business expenses. As of March 31, 2022, the Company had no outstanding borrowings under the Working Capital Loan Agreement.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares  —  The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —  The Company is authorized to issue 450,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 1,100,000 Class A ordinary shares issued and outstanding, excluding 45,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares  —  The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 11,250,000 Class B ordinary shares issued and outstanding.

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

MARCH 31, 2022

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

At March 31, 2022 and December 31, 2021 respectively, assets held in the Trust Account were comprised of $450,079,102 and $450,036,316 in money market funds which are invested primarily in U.S. Treasury Securities. Money market funds are a level 1 asset valued based upon quoted prices in active markets. To date, the Company has not withdrawn any interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$450,079,102	$450,036,316

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On May 10, 2022, the Company borrowed $300,000 for ongoing business expenses under the Working Capital Loan.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the section titled “Risk Factors” of the Company’s final prospectus for its Initial Public Offering filed with the SEC on March 11, 2021 (the “IPO Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2022, we had a net loss of $166,850, which consists of general and administrative expenses of $209,636 offset by interest income on marketable securities held in the Trust Account of $42,786.

For the period from January 5, 2021 (inception) through March 31, 2021, we had a net loss of $107,659, which consists of general and administrative expenses of $112,346, offset by interest income on investments held in the Trust Account of $4,687.

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

For the three months ended March 31, 2022, cash used in operating activities was $160,050. Net loss of $166,850 was affected by interest earned on investments held in the Trust Account of $42,786. Changes in operating assets and liabilities provided $49,586 of cash for operating activities.

For the period from January 5, 2021 (inception) through March 31, 2021, cash used in operating activities was $638,042.

As of March 31, 2022, we had marketable securities held in the Trust Account of $450,079,102 (including approximately $79,102 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $67,100 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. On March 18, 2022, we entered into the Working Capital Loan Agreement with our Sponsor, pursuant to which we may borrow up to $300,000, for ongoing business expenses. As of March 31, 2022, we had no outstanding borrowings under the Working Capital Loan Agreement. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet.

Net Loss Per Share

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options” (Subtopic 470-20) and ASU 2020-06. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our IPO Prospectus. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 21, 2022, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the COVID-19 pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.

Our ability to consummate a Business Combination may be dependent on our ability to raise equity and debt financing which may be impacted by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by potential target businesses and difficulty in forecasting financial results on which we rely in the evaluation of potential target businesses. Global conflicts, including the military conflict between Russia and Ukraine, as well as economic sanctions implemented by the United States and European Union against Russia in response thereto, may negatively impact markets, increase energy and transportation costs and cause weaker macro-economic conditions. Political developments impacting government spending, and international trade, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable Business Combination, as it may affect demand for potential target companies’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 11, 2021, our Sponsor paid $25,000, or approximately $0.002 per share, to cover certain expenses on our behalf in consideration of 11,500,000 Class B ordinary shares, par value $0.0001. On March 9, 2021, we effected a share capitalization pursuant to which we issued 1,437,500 additional Class B ordinary shares, resulting in our Sponsor and our independent directors holding 12,937,500 Class B ordinary shares. In March 2021, our Sponsor agreed to transfer 25,000 Class B ordinary shares to each of our independent directors. On April 23, 2021, our Sponsor surrendered 1,687,500 Founder Shares to the Company for no consideration, as the underwriters elected not to exercise their option to purchase additional shares. In February 2022, an additional independent director was appointed to the Board of Directors of the Company. Our Sponsor transferred 25,000 Class B ordinary shares on February 25, 2022 to the newly appointed director. As a result, our Sponsor owns 11,175,000 Class B ordinary shares and each of our three independent directors owns 25,000 Class B ordinary shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The total number of Class B ordinary shares outstanding equals 20% of the total number of Class A ordinary shares and Class B ordinary shares outstanding following our Initial Public Offering (excluding the Private Placement Shares). The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder thereof, on a one-for-one basis, subject to adjustment, as described in the IPO Prospectus.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOR ACQUISITION CORPORATION II

Date: May 12, 2022	By:	/s/ Alex Slusky
	Name:	Alex Slusky
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ David Baylor
	Name:	David Baylor
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)