Form 10-Q
period 2022-06-30
Vector Acquisition Corp II
filed 2022-08-12
CIK 1842386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 12, 2022, there were 45,000,000 Class A ordinary shares, $0.0001 par value and 11,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VECTOR ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Condensed Financial Statements	1
Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, for the Three Months Ended June 30, 2021, and for the Period from January 5, 2021 (Inception) through June 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2022,for the Three Months Ended June 30, 2021 and for the Period from January 5, 2021 (Inception) through June 30, 2021	3
Unaudited Condensed Statement of Cash Flows for the Six Months Ended June 30, 2022, and for the Period from January 5, 2021 (Inception) through June 30, 2021	4
Unaudited Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements.

VECTOR ACQUISITION CORPORATION II

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$210,272	$227,150
Prepaid expenses	239,254	353,298
Total Current Assets	449,526	580,448

Investments held in Trust Account	450,675,614	450,036,316
TOTAL ASSETS	$451,125,140	$450,616,764

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$166,785	$216,966
Promissory Note – Related Party	300,000	—
Total current liabilities	466,785	216,966

Deferred underwriting fee payable	15,750,000	15,750,000
Total Liabilities	16,216,785	15,966,966

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 45,000,000 shares at approximately $10.01 and $10.00 per share redemption value	450,575,614	450,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 1,100,000 shares issued and outstanding (excluding 45,000,000 shares subject to possible redemption)	110	110
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,250,000 shares issued and outstanding	1,125	1,125
Additional paid-in capital	—	—
Accumulated deficit	(15,668,494)	(15,351,437)
Total Shareholders’ Deficit	(15,667,259)	(15,350,202)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$451,125,140	$450,616,764

The accompanying notes are an integral part of the unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from January 5, 2021 (Inception) through June 30,
	2022	2021	2022	2021

Operating and formation costs	$171,105	$345,452	$380,741	$457,798
Loss from operations	(171,105)	(345,452)	(380,741)	(457,798)

Other income:
Interest earned on investments held in Trust Account	596,512	16,331	639,298	21,018
Total other income	596,512	16,331	639,298	21,018

Net income (loss)	$425,407	$(329,121)	$258,557	$(436,780)

Weighted average shares outstanding, Class A ordinary shares	46,100,000	46,100,000	46,100,000	29,924,561
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.01	$(0.01)	$0.00	$(0.01)

Weighted average shares outstanding, Class B ordinary shares	11,250,000	11,250,000	11,250,000	11,250,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.01	$(0.01)	$0.00	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	1,100,000	$110	11,250,000	$1,125	$—	$(15,351,437)	$(15,350,202)

Net loss	—	—	—	—	—	(166,850)	(166,850)

Balance – March 31, 2022	1,100,000	$110	11,250,000	$1,125	$—	$(15,518,287)	$(15,517,052)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(575,614)	(575,614)

Net income	—	—	—	—	—	425,407	425,407

Balance – June 30, 2022	1,100,000	$110	11,250,000	$1,125	$—	$(15,668,494)	$(15,667,259)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND

FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 5, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	12,937,500	1,294	23,706	—	25,000

Sale of 1,100,000 Private Placement Shares	1,100,000	110	—	—	10,999,890	—	11,000,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(11,023,596)	(14,374,367)	(25,397,963)

Net loss	—	—	—	—	—	(107,659)	(107,659)

Balance – March 31, 2021	1,100,000	$110	12,937,500	$1,294	$—	$(14,482,026)	$(14,480,622)

Forfeiture of Founder Shares	—	—	(1,687,500)	(169)	169	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(169)	169	—

Net loss	—	—	—	—	—	(329,121)	(329,121)

Balance – June 30, 2021	1,100,000	$110	11,250,000	$1,125	$—	$(14,810,978)	$(14,809,743)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Six Months Ended June 30,	For the Period from January 5, 2021 (Inception) through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$258,557	$(436,780)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Interest earned on investments held in Trust Account	(639,298)	(21,018)
Changes in operating assets and liabilities:
Prepaid expenses	114,044	(540,410)
Accrued expenses	(50,181)	74,203
Net cash used in operating activities	(316,878)	(919,005)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(450,000,000)
Net cash used in investing activities	—	(450,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Class A ordinary shares, net of underwriting discounts paid	—	441,000,000
Proceeds from sale of Private Placement Shares	—	11,000,000
Proceeds from Promissory Note – related party	300,000	300,000
Repayment of Promissory Note – related party	—	(300,000)
Payment of offering costs	—	(627,963)
Net cash provided by financing activities	300,000	451,372,037

Net Change in Cash	(16,878)	453,032
Cash – Beginning of period	227,150	—
Cash – End of period	$210,272	$453,032

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$20,000
Deferred underwriting fee payable	$—	$15,750,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from inception through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the investments held in the Trust Account (as defined below).

The registration statement for the Company’s Initial Public Offering was declared effective on March 9, 2021. On March 12, 2021, the Company consummated the Initial Public Offering of 45,000,000 Class A ordinary shares (the “Public Shares”), at $10.00 per Public Share, generating gross proceeds of $450,000,000, which is described in Note 3.

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

JUNE 30, 2022

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

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then-issued and outstanding Public Shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6).

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares, Private Placement Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account and not previously released to pay taxes, divided by the number of then-issued and outstanding Public Shares.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

The Company will have until March 12, 2023, to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares it received if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Public Share ($10.00).

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had $210,272 in its operating bank account and a working capital deficit of $17,259. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may loan the Company funds as may be required (the “Working Capital Loans”), of which up to $1,500,000 have been committed by our Sponsors (see Note 5).

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

The Company may raise additional capital through loans or additional investments from the Sponsors or its shareholders, officers, directors or third parties. The Company’s officers and directors and the Sponsors may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

Going Concern

The Company intends to achieve its business objective of completing its initial business combination with one or more businesses but cannot guarantee its ability to consummate such transaction. Although the Company has a working capital deficit of $17,259 as of June 30, 2022, the Working Capital Loan will provide sufficient capital up to $1,500,000, if necessary, to help sustain operations for one year from the issuance date of the financial statements, or until the completion of the Business Combination. $300,000 was outstanding on the Working Capital Loan as of June 30, 2022, leaving a capacity of $1,200,000. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through March 12, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. The Company intends to complete a Business Combination by March 12, 2023, but cannot guarantee such event. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 21, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022, or December 31, 2021.

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

JUNE 30, 2022

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $25,397,963 were charged to temporary equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, and December 31, 2021, the 45,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At June 30, 2022, and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$450,000,000
Less:
Class A ordinary shares issuance costs	(25,397,963)
Plus:
Accretion of carrying value to redemption value	25,397,963

Class A ordinary shares subject to possible redemptions. December 31, 2021	$450,000,000
Plus:
Accretion of carrying value to redemption value	575,614

Class A ordinary shares subject to possible redemptions. June 30, 2022	$450,575,614

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022, and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of June 30, 2022, and June 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		For the Period from January 5, 2021 (inception) to June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$341,958	$83,449	$(264,560)	$(64,562)	$207,837	$50,720	$(351,100)	$(85,680)
Denominator:
Basic and diluted weighted average shares outstanding	46,100,000	11,250,000	46,100,000	11,250,000	46,100,000	11,250,000	29,924,561	11,250,000

Basic and diluted net income (loss) per ordinary share	$0.01	$0.01	$(0.01)	$(0.01)	$0.00	$0.00	$(0.01)	$(0.01)

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

JUNE 30, 2022

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

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Administrative Services Agreement

The Company entered into an agreement, commencing on March 9, 2021, to pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $60,000, respectively, in fees for these services. For the period from January 5, 2021 (inception) through June 30, 2021, the Company incurred and paid $36,129 in fees for these services.

Promissory Note — Related Party

On January 11, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021, or (ii) the consummation of the Initial Public Offering. The outstanding amount of $300,000 was repaid at the closing of the Initial Public Offering on March 12, 2021. Borrowings under the Promissory Note are no longer available.

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

On March 18, 2022, the Company entered into a working capital loan agreement (the “Working Capital Loan Agreement”) with its Sponsor, pursuant to which the Company may borrow up to $300,000 for ongoing business expenses. As of June 30, 2022, the Company had $300,000 of outstanding borrowings under the Working Capital Loan Agreement.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Furthermore, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

Registration and Shareholders Rights

Pursuant to a registration and shareholder rights agreement entered into on March 9, 2021, the holders of the Founder Shares, Private Placement Shares and any shares that may be issued upon conversion of Working Capital Loans will be entitled to registration rights. The holders of these securities will be entitled to make up to three demands, excluding short-form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares  —  The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —  The Company is authorized to issue 450,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 1,100,000 Class A ordinary shares issued and outstanding, excluding 45,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares  —  The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 11,250,000 Class B ordinary shares issued and outstanding.

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

JUNE 30, 2022

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

At June 30, 2022 and December 31, 2021, respectively, assets held in the Trust Account were comprised of $450,675,614 and $450,036,316 in money market funds which are invested primarily in U.S. Treasury Securities. Money market funds are a level 1 asset valued based upon quoted prices in active markets. To date, the Company has not withdrawn any interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$450,675,614	$450,036,316

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the section titled “Risk Factors” of the Company’s final prospectus for its Initial Public Offering filed with the SEC on March 11, 2021 (the “IPO Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on January 5, 2021, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Shares (as defined below), our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended June 30, 2022, we had a net income of $425,407, which consists of general and administrative expenses of $171,105 offset by interest income on marketable securities held in the Trust Account of $596,512.

For the three months ended June 30, 2021, we had a net loss of $329,121, which consists of general and administrative expenses of $345,452 offset by interest income on marketable securities held in the Trust Account of $16,331.

For the six months ended June 30, 2022, we had a net income of $258,557, which consists of general and administrative expenses of $380,741 offset by interest income on marketable securities held in the Trust Account of $639,298.

For the period from January 5, 2021 (inception) through June 30, 2021, we had a net loss of $436,780, which consists of general and administrative expenses of $457,798, offset by interest income on investments held in the Trust Account of $21,018.

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

For the six months ended June 30, 2022, cash used in operating activities was $316,878. Net income of $258,557 was affected by interest earned on investments held in the Trust Account of $639,298. Changes in operating assets and liabilities provided $63,863 of cash for operating activities.

For the period from January 5, 2021 (inception) through June 30, 2021, cash used in operating activities was $919,005.

As of June 30, 2022, we had marketable securities held in the Trust Account of $450,675,614 (including approximately $675,614 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $210,272 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. On March 18, 2022, we entered into the Working Capital Loan Agreement with our Sponsor, pursuant to which we may borrow up to $300,000, for ongoing business expenses. As of June 30, 2022, we had $300,000 of outstanding borrowings under the Working Capital Loan Agreement. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment.

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

Going Concern

Although we have a working capital deficit of $17,259 as of June 30, 2022, the Working Capital Loan will provide sufficient capital up to $1,500,000, if necessary, to help sustain operations for one year from the issuance date of the financial statements, or until the completion of the Business Combination. $300,000 was outstanding on the Working Capital Loan as of June 30, 2022, leaving a capacity of $1,200,000. In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through March 12, 2023, our scheduled liquidation date if we do not complete a business combination prior to such date. We intend to complete a Business Combination by March 12, 2023, but cannot guarantee such event.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees on March 9, 2021, and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

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

Net Income (Loss) Per Share

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 11, 2021, our Sponsor paid $25,000, or approximately $0.002 per share, to cover certain expenses on our behalf in consideration of 11,500,000 Class B ordinary shares, par value $0.0001. On March 9, 2021, we effected a share capitalization pursuant to which we issued 1,437,500 additional Class B ordinary shares, resulting in our Sponsor and our independent directors holding 12,937,500 Class B ordinary shares. In March 2021, our Sponsor agreed to transfer 25,000 Class B ordinary shares to each of our independent directors. On April 23, 2021, our Sponsor surrendered 1,687,500 Founder Shares to the Company for no consideration, as the underwriters elected not to exercise their option to purchase additional shares. In February 2022, an additional independent director was appointed to the Board of Directors of the Company. Our Sponsor transferred 25,000 Class B ordinary shares on February 25, 2022, to the newly appointed director. As a result, our Sponsor owns 11,175,000 Class B ordinary shares and each of our three independent directors owns 25,000 Class B ordinary shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The total number of Class B ordinary shares outstanding equals 20% of the total number of Class A ordinary shares and Class B ordinary shares outstanding following our Initial Public Offering (excluding the Private Placement Shares). The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, or earlier at the option of the holder thereof, on a one-for-one basis, subject to adjustment, as described in the IPO Prospectus.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOR ACQUISITION CORPORATION II

Date: August 12, 2022	By:	/s/ Alex Slusky
	Name:	Alex Slusky
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ David Baylor
	Name:	David Baylor
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)