Form 10-Q
period 2022-09-30
Vector Acquisition Corp II
filed 2022-11-10
CIK 1842386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 10, 2022, there were 45,000,000 Class A ordinary shares, $0.0001 par value and 11,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VECTOR ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Condensed Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021, and for the Period from January 5, 2021 (Inception) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021, and for the Period from January 5, 2021 (Inception) through September 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022, and for the Period from January 5, 2021 (Inception) through September 30, 2021	4
Unaudited Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements.

VECTOR ACQUISITION CORPORATION II

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$137,529	$227,150
Prepaid expenses	145,907	353,298
Total Current Assets	283,436	580,448

Investments held in Trust Account	452,720,476	450,036,316
TOTAL ASSETS	$453,003,912	$450,616,764

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$172,162	$216,966
Promissory Note – Related Party	300,000	—
Total current liabilities	472,162	216,966

Deferred underwriting fee payable	15,750,000	15,750,000
Total Liabilities	16,222,162	15,966,966

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 45,000,000 shares at approximately $10.06 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	452,620,476	450,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 1,100,000 non-redeemable shares issued and outstanding (excluding 45,000,000 shares subject to possible redemption) as of September 30, 2022 and December 2021	110	110
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,250,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,125	1,125
Additional paid-in capital	—	—
Accumulated deficit	(15,839,961)	(15,351,437)
Total Shareholders’ Deficit	(15,838,726)	(15,350,202)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$453,003,912	$450,616,764

The accompanying notes are an integral part of the unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from January 5, 2021 (Inception) through September 30,
	2022	2021	2022	2021
Operating and formation costs	$171,467	$221,638	$552,208	$679,436
Loss from operations	(171,467)	(221,638)	(552,208)	(679,436)

Other income:
Interest earned on investments held in Trust Account	2,044,862	5,791	2,684,160	26,809
Total other income	2,044,862	5,791	2,684,160	26,809

Net income (loss)	$1,873,395	$(215,847)	$2,131,952	$(652,627)

Weighted average shares outstanding, Class A ordinary shares	46,100,000	46,100,000	46,100,000	35,582,890
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.03	$(0.00)	$0.04	$(0.01)

Weighted average shares outstanding, Class B ordinary shares	11,250,000	11,250,000	11,250,000	11,250,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.03	$(0.00)	$0.04	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	1,100,000	$110	11,250,000	$1,125	$—	$(15,351,437)	$(15,350,202)

Net loss	—	—	—	—	—	(166,850)	(166,850)

Balance – March 31, 2022 (Unaudited)	1,100,000	110	11,250,000	1,125	$—	(15,518,287)	(15,517,052)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(575,614)	(575,614)

Net income	—	—	—	—	—	425,407	425,407

Balance – June 30, 2022 (Unaudited)	1,100,000	110	11,250,000	1,125	$—	(15,668,494)	(15,667,259)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,044,862)	(2,044,862)

Net income	—	—	—	—	—	1,873,395	1,873,395

Balance – September 30, 2022 (Unaudited)	1,100,000	$110	11,250,000	$1,125	$—	$(15,839,961)	$(15,838,726)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 5, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	12,937,500	1,294	23,706	—	25,000

Sale of 1,100,000 Private Placement Shares	1,100,000	110	—	—	10,999,890	—	11,000,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(11,023,596)	(14,374,367)	(25,397,963)

Net loss	—	—	—	—	—	(107,659)	(107,659)

Balance – March 31, 2021 (Unaudited)	1,100,000	110	12,937,500	1,294	$—	(14,482,026)	(14,480,622)

Forfeiture of Founder Shares	—	—	(1,687,500)	(169)	169	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(169)	169	—

Net loss	—	—	—	—	—	(329,121)	(329,121)

Balance – June 30, 2021 (Unaudited)	1,100,000	110	11,250,000	1,125	$—	(14,810,978)	(14,809,743)

Net loss	—	—	—	—	—	(215,847)	(215,847)

Balance – September 30, 2021 (Unaudited)	1,100,000	$110	11,250,000	$1,125	$—	$(15,026,825)	$(15,025,590)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,	For the Period from January 5, 2021 (Inception) through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$2,131,952	$(652,627)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Interest earned on investments held in Trust Account	(2,684,160)	(26,809)
Changes in operating assets and liabilities:
Prepaid expenses	207,391	(445,611)
Accrued expenses	(44,804)	93,422
Net cash used in operating activities	(389,621)	(1,026,625)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(450,000,000)
Net cash used in investing activities	—	(450,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Class A ordinary shares, net of underwriting discounts paid	—	441,000,000
Proceeds from sale of Private Placement Shares	—	11,000,000
Proceeds from Promissory Note – related party	300,000	300,000
Repayment of Promissory Note – related party	—	(300,000)
Payment of offering costs	—	(627,963)
Net cash provided by financing activities	300,000	451,372,037

Net Change in Cash	(89,621)	345,412
Cash – Beginning of period	227,150	—
Cash – End of period	$137,529	$345,412

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$20,000
Deferred underwriting fee payable	$—	$15,750,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from inception through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the investments held in the Trust Account (as defined below).

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

Following the closing of the Initial Public Offering on March 12, 2021, an amount of $450,000,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and a portion of the proceeds from the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had $137,529 in its operating bank account and a working capital deficit of $188,726. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may loan the Company funds as may be required (the “Working Capital Loans”), of which up to $1,500,000 have been committed by our Sponsors (see Note 5).

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

Going Concern

The Company intends to achieve its business objective of completing its initial business combination with one or more businesses but cannot guarantee its ability to consummate such transaction. Although the Company has a working capital deficit of $188,726 as of September 30, 2022, the Working Capital Loan will provide sufficient capital up to $1,500,000, if necessary, to help sustain operations for one year from the issuance date of the financial statements, or until the completion of the Business Combination. $300,000 was outstanding on the Working Capital Loan as of September 30, 2022, leaving a capacity of $1,200,000. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through March 12, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. The Company intends to complete a Business Combination by March 12, 2023, but cannot guarantee such event. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 21, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022, or December 31, 2021.

Investments held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised solely of investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $25,397,963 were charged to temporary equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” The Class A ordinary shares subject to mandatory redemption sold in the Company’s IPO are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, and December 31, 2021, the 45,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2022, and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$450,000,000
Less:
Class A ordinary shares issuance costs	(25,397,963)
Plus:
Accretion of carrying value to redemption value	25,397,963

Class A ordinary shares subject to possible redemptions. December 31, 2021	$450,000,000
Plus:
Accretion of carrying value to redemption value	2,620,476

Class A ordinary shares subject to possible redemptions. September 30, 2022	$452,620,476

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022, and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of shares which are Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		For the Period from January 5, 2021 (Inception) to September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,505,903	$367,492	$(173,506)	$(42,341)	$1,713,740	$418,212	$(495,856)	$(156,771)
Denominator:
Basic and diluted weighted average shares outstanding	46,100,000	11,250,000	46,100,000	11,250,000	46,100,000	11,250,000	35,582,890	11,250,000

Basic and diluted net income (loss) per ordinary share	$0.03	$0.03	$(0.00)	$(0.00)	$0.04	$0.04	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such account.

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

SEPTEMBER 30, 2022

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Administrative Services Agreement

The Company entered into an agreement, commencing on March 9, 2021, to pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000, respectively, in fees for these services. For the three months ended September 30, 2021 and the period from January 5, 2021 (inception) through September 30, 2021, the Company incurred and paid $30,000 and $66,129 in fees for these services, respectively.

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

On March 18, 2022, the Company entered into a working capital loan agreement (the “Working Capital Loan Agreement”) with its Sponsor, pursuant to which the Company may borrow up to $300,000 for ongoing business expenses. As of September 30, 2022, the Company had $300,000 of outstanding borrowings under the Working Capital Loan Agreement.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Furthermore, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and inhibit the Company’s ability to complete a Business Combination.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares  —  The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —  The Company is authorized to issue 450,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 1,100,000 Class A ordinary shares issued and outstanding, excluding 45,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares  —  The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 11,250,000 Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the appointment and removal of directors prior to the Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering (excluding the Private Placement Shares), plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Private Placement Shares issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2022 and December 31, 2021, respectively, assets held in the Trust Account were comprised of $452,720,476 and $450,036,316 in money market funds which are invested primarily in U.S. Treasury Securities. Money market funds are a Level 1 asset valued based upon quoted prices in active markets. To date, the Company has not withdrawn any interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$452,720,476	$450,036,316

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended September 30, 2022, we had net income of $1,873,395, which consists of general and administrative expenses of $171,467, partially offset by interest income on marketable securities held in the Trust Account of $2,044,862.

For the three months ended September 30, 2021, we had a net loss of $215,847, which consists of general and administrative expenses of $221,638, partially offset by interest income on marketable securities held in the Trust Account of $5,791.

For the nine months ended September 30, 2022, we had net income of $2,131,952, which consists of general and administrative expenses of $552,208, partially offset by interest income on marketable securities held in the Trust Account of $2,684,160.

For the period from January 5, 2021 (inception) through September 30, 2021, we had a net loss of $652,627, which consists of general and administrative expenses of $679,436, partially offset by interest income on investments held in the Trust Account of $26,809.

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

For the nine months ended September 30, 2022, cash used in operating activities was $389,621. Net income of $2,131,952 was affected by interest earned on investments held in the Trust Account of $2,684,160. Changes in operating assets and liabilities provided $162,587 of cash for operating activities.

For the period from January 5, 2021 (inception) through September 30, 2021, cash used in operating activities was $1,026,625. Net loss of $652,627 was affected by interest earned on marketable securities held in the trust account of $26,809 and formation cost of $5,000. Changes in operating assets and liabilities used $352,189 of cash for operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $452,720,476 (including approximately $2,720,476 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $137,529 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. On March 18, 2022, we entered into the Working Capital Loan Agreement with our Sponsor, pursuant to which we may borrow up to $300,000, for ongoing business expenses. As of September 30, 2022, we had $300,000 of outstanding borrowings under the Working Capital Loan Agreement. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment.

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

Going Concern

Although we have a working capital deficit of $188,726 as of September 30, 2022, the Working Capital Loan will provide sufficient capital up to $1,500,000, if necessary, to help sustain operations for one year from the issuance date of the financial statements, or until the completion of the Business Combination. $300,000 was outstanding on the Working Capital Loan as of September 30, 2022, leaving a capacity of $1,200,000. In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through March 12, 2023, our scheduled liquidation date if we do not complete a business combination prior to such date. We intend to complete a Business Combination by March 12, 2023, but cannot guarantee such event.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption sold in our IPO in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

We may be subject to the 1% excise tax instituted under the Inflation Reduction Act of 2022 in connection with redemptions we conduct after December 31, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase we conduct after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination or otherwise inhibit our ability to complete a Business Combination.

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

VECTOR ACQUISITION CORPORATION II

Date: November 10, 2022	By:	/s/ Alex Slusky
	Name:	Alex Slusky
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ David Baylor
	Name:	David Baylor
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)