Form 10-K
period 2022-12-31
Vector Acquisition Corp II
filed 2023-03-24
CIK 1842386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the registrant’s ordinary shares outstanding, other than the shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2022, as reported on the Nasdaq, was $441,450,000 (based on the closing sales price of the Class A ordinary shares on June 30, 2022 of $9.81).

As of March 23, 2023, there were 16,256,826 Class A ordinary shares, par value $0.0001, issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“amended and restated memorandum and article of association” are to our amended and restated memorandum and articles of association;

●	“Class A ordinary shares” means our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” means our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Extension” means the shareholders’ approval of the extension of the date by which we have to consummate a business combination from March 12, 2023 to March 12, 2024 or such earlier date as is determined by our board of directors to be in the best interests of the Company

●

“founder shares” are to our former Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares issued upon the automatic conversion of the Class B ordinary shares on March 8, 2023 at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

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

●

“public shares” are to our Class A ordinary shares sold in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market), but specifically excludes all of our Class A ordinary shares that were issued upon conversion of our Class B ordinary shares;

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

Vector Capital

Vector Capital is a San Francisco-based private equity firm focused on special situations investments in technology and technology-enabled businesses in the middle-market. Founded in 1997, Vector currently oversees approximately $4.5 billion in capital across its private equity and credit strategies and has invested $4 billion in more than 50 technology companies since its inception. Throughout its 25 year history, Vector has exclusively focused on investments within the technology sector and has built a successful track record of executing public buyouts, acquisitions of private and venture-backed companies, corporate spin-outs and divestitures, credit recapitalizations and restructurings, minority investments in “bootstrapped” companies, and private investments in public equity. Within technology, Vector invests across a variety of sectors, including Vertical Applications, Horizontal Applications, Data Analytics, Cloud & IT Infrastructure Solutions, IT Security, Mobile Technologies, IP Licensing, Data & Information Services, Data Communications Solutions, Digital Media & Internet, and Industrial Tech & Internet of Things, among others. Vector’s disciplined approach to valuation and flexible approach to investment structure is intended to deliver superior risk adjusted returns.

Vector Capital’s principals include Mr. Alex Slusky, Vector’s Founder, Managing Director, and Chief Investment Officer; Mr. David Fishman, Managing Director and Head of Vector’s Investment Team; and Mr. David Baylor, Managing Director and Chief Operating Officer. Mr. Slusky, Mr. Fishman, and Mr. Baylor are supported by more than 30 investing and operating professionals, including a dedicated sourcing team, a highly experienced investment team, and a value creation team, with over 400 years of collective experience within the technology sector. We believe that Vector Capital’s technology expertise serves as a significant competitive advantage over generalist private equity funds when sourcing investment opportunities, conducting due diligence, adding value post-acquisition, and exiting investments.

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

Mr. Slusky founded Vector Capital in 1997 and has more than 30 years of investing and operating experience in technology companies. Mr. Slusky also previously served as Chief Executive Officer and Chairman of Vector Acquisition Corporation (“Vector I”), a special purpose acquisition company that completed its initial business combination with Rocket Lab USA, Inc. (“Rocket Lab”) in 2021. Mr. Slusky currently serves on the Board of Directors of Rocket Lab.

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

Mr. Fishman joined Vector Capital in 2006 and has more than 20 years of investing and transactional experience in technology companies. He is our President and also previously served as President of Vector I, a special purpose acquisition company that completed its initial business combination with Rocket Lab in 2021. Prior to joining Vector, Mr. Fishman spent ten years at Goldman, Sachs & Co. (“Goldman Sachs”) where he was a Managing Director in the Mergers and Acquisitions division and focused on technology and media transactions. Mr. Fishman has extensive transaction expertise, having consummated approximately 30 mergers and acquisitions during his tenure at Goldman Sachs, worth an aggregate value of $110 billion, including transactions involving Microsoft, eBay, Adobe, IBM, Oracle, and PeopleSoft.

Mr. Baylor joined Vector Capital in 2008 and has more than 30 years of operating experience, including as a senior executive at a publicly traded company. He is our Chief Financial Officer and also previously served as Chief Financial Officer of Vector I, a special purpose acquisition company that completed its initial business combination with Rocket Lab in 2021. Prior to joining Vector, Mr. Baylor was the Chief Operating Officer and Chief Financial Officer at Thomas Weisel Partners where he was a member of the Executive Committee. Prior to Thomas Weisel Partners, Mr. Baylor was a Managing Director with Montgomery Securities, a securities attorney with Howard, Rice, Nemerovski, Canady, Falk & Rabkin, and a certified public accountant with Deloitte & Touche.

Mr. Slusky and Mr. Fishman, who have worked together for over 15 years and constitute Vector Capital’s Investment Committee, have spent their entire careers evaluating and investing in technology businesses and have a deep understanding of trends, market cycles, vertical expertise, and the proven ability to identify, diligence, structure, and transform technology investments.

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

Proposed Business Combination

To date, our efforts have been limited to organizational or incorporation activities. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. To date, our efforts have been limited to organizational activities. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

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

Market Opportunity

We intend to identify and acquire a business within the technology and technology-enabled services sectors with an overall transaction value between $900 million and $3.0 billion. We believe that these sectors represent attractive target markets given the size, breadth and prospects for growth, with global information technology spending expected to be $4.5 trillion in 2023 and expected to continue to grow in the future. We believe that this large, ecosystem creates a compelling opportunity for us to identify, build relationships with, and create opportunities to complete an initial business combination with very attractive companies. Additionally, we believe that technology has become, and will continue to be, a core component of every economic sector. As technology continues to propagate across different functional departments within an organization, the need for additional technology solutions will increase, expanding the addressable market for technology companies.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Financial Position

As of March 9, 2023, we had approximately $39,927,973 available to consummate an initial business combination after payment of the estimated expenses of our initial public offering, $15,750,000 of deferred underwriting fees and $419,974,456.06 of shareholder redemptions in connection with the Extension. With these funds available for a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to Deutsche Bank Securities Inc. and BofA Securities, Inc., the underwriters of our initial public offering. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 36 months from the closing of our initial public offering or such earlier date as is determined by our board of directors to be in the best interests of the Company or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, unless a higher approval threshold is required under Cayman Islands law. An ordinary resolution is a resolution of the company adopted by the affirmative vote of at least a majority of the votes cast by the holders of the issued shares, present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter. As a result, in addition to our initial purchaser’s founder shares and the private placement shares, we would need 16,325,001, or 26.3% (assuming all issued and outstanding shares are voted), or 1,987,501, or 4.4% (assuming only the minimum number of shares representing a quorum are voted), of the 45,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 36 months from the closing of our initial public offering or such earlier date as is determined by our board of directors to be in the best interests of the Company or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 36 months from the closing of our initial public offering or such earlier date as is determined by our board of directors to be in the best interests of the Company.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we have 36 months from the closing of our initial public offering or such earlier date as is determined by our board of directors to be in the best interests of the Company to consummate an initial business combination. If we have not consummated an initial business combination within 36 months from the closing of our initial public offering or such earlier date as is determined by our board of directors to be in the best interests of the Company, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 36 months from the closing of our initial public offering or such earlier date as is determined by our board of directors to be in the best interests of the Company (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 36 months from the closing of our initial public offering or such earlier date as is determined by our board of directors to be in the best interests of the Company or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $107,902 held outside the trust account (as of December 31, 2022) plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $107,902 of proceeds held outside the trust account (as of December 31, 2022) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

Our public shareholders ware entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 36 months from the closing of our initial public offering or such earlier date as is determined by our board of directors to be in the best interests of the Company, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 36 months from the closing of our initial public offering or such earlier date as is determined by our board of directors to be in the best interests of the Company or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 36 months from the closing of our initial public offering or such earlier date as is determined by our board of directors to be in the best interests of the Company, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended by a special resolution. Special resolution means a resolution of the company adopted by the affirmative vote of at least a two-thirds majority (or such higher threshold as specified in the company’s amended and restated articles of association) of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founder shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

ITEM 1A. RISK FACTORS

In deciding whether to invest in our securities, you should take into account not only the backgrounds of the members of our management team, but also the special risks we face as a blank check company. You will not be entitled to protections normally afforded to investors in Rule 419 blank check offerings.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to:

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	our lack of history provides you with no basis to evaluate our ability to achieve our objectives;

●	our shareholders may not be afforded an opportunity to vote on our proposed initial business combination;

●	your only opportunity to affect the investment decision regarding a business combination may be the right to redeem your shares for cash;

●	you may be forced to sell your public shares at a loss to liquidate your investment;

●	the ability of our public shareholders to redeem their shares for cash, particularly with respect to shareholders with a large number of our shares, may make our financial condition unattractive to potential business combination targets, or may not allow us to complete the most desirable business combination;

●	the requirement that we consummate an initial business combination within 36 months may give potential target businesses leverage over us in negotiations, or we may be unable to consummate a business combination in such period of time;

●	our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares;

●	if you fail to receive notice of our offer to redeem our public shares, or fail to comply with the requisite procedures to tender your shares, such shares may not be redeemed;

●	as the number of special purpose acquisition companies increase, targets may become scarcer;

●	our public shareholders may only receive approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account;

●	if we do not have sufficient funds to allow us to operate for the 36 months following our initial public offering, it could limit our ability to search for a target business, and we will depend on loans from our sponsor or management team to fund our search;

●	targets may have a high degree of complexity that require significant operational improvements, or may be within industries which are outside of our management’s area of expertise;

●	our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares;

●	our sponsor may exert a substantial influence on actions requiring a shareholder vote;

●	the proceeds in the trust account could be reduced if third parties bring claims against us;

●	we may not have sufficient funds to satisfy indemnification claims of our directors and officers;

●	holders of Class A ordinary shares will not be entitled to vote on any election of directors prior to our initial business combination;

●	you will experience immediate and substantial dilution from the purchase of our Class A ordinary shares;

Risks Relating to our Securities

●	the securities in which we invest the funds held in the trust account could bear a negative rate of interest;

●	if we do not conduct redemptions pursuant to the tender offer rules, and a group of shareholders are deemed to hold more than 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15%;

●	the Nasdaq may delist our securities from trading on its exchange;

●	provisions in our amended and restated memorandum and articles of associate may inhibit a takeover of us;

Risks Relating to our Sponsor and Management Team

●	we are dependent upon our executive officers and directors;

●	past performance by our management team may not be indicative of future performance;

●	we may lose key personnel following our initial business combination;

●	our key personnel may have conflicts of interest in determining whether a particular business combination is the most advantageous;

●	our management may not be able to maintain control of a target business after our initial business combination;

Risks Associated with Acquiring and Operating a Business in Foreign Countries

●	targets outside of the United States may require additional burdens to investigate and complete a business combination;

●	management may be unfamiliar with United States securities laws;

●	substantially all of our assets may be located in a foreign country;

●	the laws of another jurisdiction may govern our future material agreements;

General Risk Factors

●	cyber incidents or attacks could be directed at us;

●	we are an emerging growth company and a smaller reporting company within the meaning of the Securities Act;

●	we are incorporated under the laws of the Cayman Islands, which could cause difficult in protecting your interests;

●	the Nasdaq may consider us a “controlled company” within the meaning of the Nasdaq rules;

●	we may be considered a passive foreign investment company; and

●	our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

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

Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 36 months from the closing of our initial public offering or such earlier date as is determined by our board of directors to be in the best interests of the Company or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business within 36 months from the closing of our initial public offering or such earlier date as is determined by our board of directors to be in the best interests of the Company, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 36 months from the closing of our initial public offering or such earlier date as is determined by our board of directors to be in the best interests of the Company, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account.

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

In connection with the Extension, holders of 41,093,174 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.22 per share, for an aggregate redemption amount of approximately $420 million. As a result, approximately $39.9 million will remain in the Company’s trust account and 16,256,826 Class A ordinary shares remain outstanding (including the converted founder shares).

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

The requirement that we consummate an initial business combination within 36 months from the closing of our initial public offering or such earlier date as is determined by our board of directors to be in the best interests of the Company may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 36 months from the closing of our initial public offering or such earlier date as is determined by our board of directors to be in the best interests of the Company. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate an initial business combination within 36 months after the closing of our initial public offering or such earlier date as is determined by our board of directors to be in the best interests of the Company, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 36 months after the closing of our initial public offering or such earlier date as is determined by our board of directors to be in the best interests of the Company. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

If the net proceeds of our initial public offering and the sale of the private placement shares not being held in the trust account are insufficient to allow us to operate for the 36 months following the closing of our initial public offering or such earlier date as is determined by our board of directors to be in the best interests of the Company, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

As of December 31, 2022, we had $107,902 in cash held outside the trust account to fund our working capital requirements. On March 23, 2023, we entered into a working capital loan agreement with our sponsor, pursuant to which we may borrow up to $500,000, for ongoing business expenses. As of the date of this annual report, we had $250,000 of outstanding borrowings under the working capital loan agreement. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. We believe that the funds available to us outside of the trust account, together with any additional funds available from loans from our sponsor, its affiliates or members of our management team, will be sufficient to allow us to operate through March 12, 2024 or such earlier date as is determined by our board of directors to be in the best interests of the Company; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek further amendments to our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, on March 8, 2023, our shareholders approved amendments to our amended and restated memorandum and articles of association to extend the time to consummate an initial business combination and to remove the limitation that we shall not redeem Class A ordinary shares sold in our initial public offering to the extent that such redemption would cause our net tangible assets to be less than $5,000,001. Further amendments to our amended and restated memorandum and articles of association require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 36 months from the closing of our initial public offering or such earlier date as is determined by our board of directors to be in the best interests of the Company or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

As of the shareholder approval of the Extension and the related redemption event and conversion, our sponsor owns approximately 75.5% of our issued and outstanding ordinary shares (excluding the private placement shares and assuming it does not purchase any additional public shares). Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination. If our sponsor purchases any of our securities in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold another annual general meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares, none of which are outstanding at this time, have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

Since the net proceeds of our initial public offering are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets of at least $5,000,001 upon the completion of our initial public offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that since our shares were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 36 months from the closing of our initial public offering or such earlier date as is determined by our board of directors to be in the best interests of the Company, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, due to the claims of such creditors, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Our sponsor contributed $25,000, or approximately $0.002 per founder share, and, accordingly, you have experienced immediate and substantial dilution from the purchase of our Class A ordinary shares.

The difference between the public offering price per share and the pro forma net tangible book value per Class A ordinary share after this offering constitutes the dilution to you and the other investors in this offering. Our sponsor acquired the founder shares at a nominal price, significantly contributing to this dilution. You and the other public shareholders incurred an immediate and substantial dilution of approximately 96.5% (or $9.65 per share, assuming no exercise of the underwriter’s’ over-allotment option) at the time of such purchase, the difference between the pro forma net tangible book value per share of $0.35 and the initial offering price of $10.00 per share. This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 450,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are 392,650,000 and 38,750,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance. The Class B ordinary shares are automatically convertible into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

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

Section 404 of the Sarbanes-Oxley Act required that we begin to evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Other than amendments relating to the appointment or removal of directors prior to our initial business combination (which require the approval by special resolution including the affirmative vote of a simple majority of our Class B ordinary shares, none of which are currently outstanding), the provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares and our pre-initial business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement shares into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting. Our sponsor and its permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, 75.5% of our ordinary shares following the Extension and the related redemption event, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 36 months from the closing of our initial public offering or such earlier date as is determined by our board of directors to be in the best interests of the Company or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which were initially issued to our sponsor and no longer remain outstanding, are entitled to vote on the appointment and removal of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

On January 11, 2021, our sponsor paid $25,000, or approximately $0.002 per share, to cover certain expenses on our behalf in consideration of 11,500,000 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. In March 2021 and March 2022, our sponsor transferred 25,000 Class B ordinary shares to each of our independent directors. Because the underwriters of our initial public offering did not exercise their over-allotment option to purchase additional shares, on April 23, 2021, our sponsor forfeited 1,687,500 Class B ordinary shares. On March 8, 2023, all such Class B ordinary shares were converted into Class A ordinary shares on a one-for-one basis. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 1,100,000 Class A ordinary shares, at a price of $10.00 per share ($11,000,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering and a private placement that closed simultaneously with the underwriters’ partial exercise of their over-allotment option. If we do not consummate an initial business within 36 months from the closing of our initial public offering or such earlier time as our board determines to be in our best interests, the private placement shares will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 36-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 12, 2024. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

(b) Holders

On March 9, 2023, there were five holders of record for our Class A ordinary shares.

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

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On January 11, 2021, the sponsor paid $25,000, or approximately $0.002 per share, to cover certain expenses on our behalf in consideration of 11,500,000 Class B ordinary shares, par value $0.0001. In March 2021, our sponsor transferred 25,000 Class B ordinary shares to each of our independent directors. On March 9, 2021, we effected a share capitalization pursuant to which we issued 1,437,500 additional Class B ordinary shares, resulting in our initial shareholders holding 12,937,500 Class B ordinary shares. On March 12, 2021, we consummated our initial public offering of 45,000,000 Class A ordinary shares, generating total gross proceeds of $450,000,000. Deutsche Bank Securities Inc. and BofA Securities, Inc. acted as the joint book-running managers. Simultaneously with the consummation of our initial public offering, we consummated a private placement of 1,100,000 private placement shares to our sponsor at a price of $10.00 per private placement share, generating total proceeds of $11,000,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On April 23, 2021, 1,687,500 founder shares were automatically surrendered to the issuer for no consideration, triggered by the underwriters’ election not to exercise their option to purchase additional Class A ordinary shares. In March 2022, we transferred an additional 25,000 Class B ordinary shares to our third independent director. All of this resulted in our sponsor holding 11,175,000 Class B ordinary shares and each of our independent directors holding 25,000 Class B ordinary shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The total number of Class B ordinary shares outstanding after our initial public offering and the expiration of the underwriters’ option to purchase additional Class A ordinary shares equalled 20% of the total number of Class A ordinary shares and Class B ordinary shares outstanding at such time. On March 8, 2023, the sponsor and each of the independent directors elected to convert their Class B ordinary shares into Class A ordinary shares on a one-for-one basis as permitted by the amended and restated memorandum and articles of association.

Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of our sponsor is to act as the company’s sponsor in connection with our initial public offering.

The private placement shares are identical to the Class A ordinary shares sold in our initial public offering. If we do not consummate an initial business combination within 36 months from the closing of this offering or such earlier date as is determined by our board of directors to be in the best interests of the Company, the private placement shares will be worthless.

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

We paid a total of $419,974,456.06 of the proceeds of the trust account for distribution to the shareholders that requested redemption of their shares in connection with the Extension. As a result, as of March 9, 2023, approximately $39,927,972.50 remains in the trust account.

There has been no material change in the planned use of the proceeds from the initial public offering and the sale of the private placement shares as is described in the final prospectus relating to our initial public offering.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and, after the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2022, we had a net income of $5,799,872, which consists of interest income on investments held in the trust account of $6,491,218 offset by general and administrative expenses of $691,346. For the period from January 5, 2021 (inception) through December 31, 2021, we had a net loss of $977,239, which consists of general and administrative expenses of $1,013,555, offset by interest income on investments held in the trust account of $36,316.

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

For the year ended December 31, 2022, cash used in operating activities was $419,248. Net income of $5,799,872 was affected by interest earned on investments held in the trust account of $6,491,218. Changes in operating assets and liabilities provided $272,098 of cash for operating activities.

For the period from January 5, 2021 (inception) through December 31, 2021, cash used in operating activities was $1,144,887. Net loss of $977,239 was affected by interest earned on investments held in the trust account of $36,316 and formation cost of $5,000. Changes in operating assets and liabilities used $136,332 of cash for operating activities.

As of December 31, 2022, we had investments held in the trust account of $456,527,534 (including $6,527,534 of interest income in the aggregate). As of March 9, 2023, after the Extension was approved at our annual general meeting, $419,974,456 was distributed from the trust account for distributions to shareholders that requested redemption of their Class A ordinary shares, leaving a balance of $39,927,973 in the trust account. We may withdraw interest from the trust account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $107,902 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. On March 18, 2022, we entered into a working capital loan agreement with our sponsor, pursuant to which we may borrow up to $300,000, for ongoing business expenses. As of December 31, 2022, we had $300,000 outstanding borrowings under the working capital loan agreement. On March 23, 2023, we entered into a working capital loan agreement with our sponsor, pursuant to which we may borrow up to $500,000, for ongoing business expenses. As of the date of this annual report, we had $250,000 of outstanding borrowings under the working capital loan agreement. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

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

Going Concern

Although we have a working capital deficit of $327,864 as of December 31, 2022, the Working Capital Loan will provide sufficient capital up to $1,500,000, if necessary, to help sustain operations for one year from the issuance date of the financial statements, or until the completion of the Business Combination. $300,000 was outstanding on the Working Capital Loan as of December 31, 2022, leaving a capacity of $1,200,000. On March 23, 2023, we entered into a working capital loan agreement with our sponsor, pursuant to which we may borrow up to $500,000, for ongoing business expenses. As of the date of this annual report, we had $250,000 of outstanding borrowings under the working capital loan agreement. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through March 12, 2024, our scheduled liquidation date if we do not complete a business combination prior to such date (unless our board of directors determines that it is in our best interests to liquidate at an earlier date). We intend to complete a Business Combination by March 12, 2024, but cannot guarantee such event.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Alex Slusky	55	Chief Executive Officer and Chairman
David Fishman	52	President
David Baylor	63	Chief Financial Officer
John Herr	56	Director
David Kennedy	53	Director
Patrick Nichols	47	Director

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

Patrick Nichols, our director, has been Chief Executive Officer of Quest Software since April 2020. Prior to joining Quest Software, Mr. Nichols was Chief Executive Officer of Corel Corporation from 2014 to 2020. Mr. Nichols was a member of the board of directors of CloudSense from December 2017 to May 2020. Mr. Nichols obtained a B.S. in Computer Science from Cornell University.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold a general meeting until one year after our first fiscal year end following our listing on the Nasdaq. The term of office of the first class of directors, consisting of Mr. Kennedy, will expire at our first annual meeting of shareholders; however, Mr. Kennedy was re-appointed as a Class I director at our 2023 annual general meeting to serve until the 2026 annual general meeting and until his successor is appointed and qualified. The term of office of the second class of directors, consisting of Mr. Herr, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Mr. Slusky and Mr. Nichols, will expire at our third annual meeting of shareholders.

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

Audit Committee

Mr. Herr, Mr. Kennedy and Mr. Nichols serve as members of our audit committee. Our board of directors has determined that each of Mr. Herr, Mr. Nichols and Mr. Kennedy is independent under the Nasdaq listing standards and applicable SEC rules. Mr. Herr serves as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Because we listed our securities on the Nasdaq in connection with our initial public offering, our audit committee must have one independent member at the time of listing, a majority of independent members within 90 days of listing, and consist of all independent members within one year of listing. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Herr qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Nominating Committee

The members of our nominating committee are Mr. Herr, Mr. Kennedy and Mr. Nichols, and Mr. Kennedy serves as chairman of the nominating committee. Under our charter, we are required to have a nominating committee composed of at least three members, all of whom must be independent. Because we listed our securities on the Nasdaq in connection with our initial public offering, our nominating committee must have one independent member at the time of listing, a majority of independent members within 90 days of listing, and consist of all independent members within one year of listing. Our board of directors has determined that each of Mr. Herr, Mr. Kennedy and Mr. Nichols is independent.

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

Compensation Committee

The members of our compensation committee are Mr. Herr and Mr. Kennedy, and Mr. Kennedy serves as chairman of the compensation committee. Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Mr. Herr and Mr. Kennedy is independent. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships (in addition to those with respect to our company):

Individual	Entity	Entity’s Business	Affiliation
Alex Slusky	Vector Capital and affiliates	Private Equity	Founder
	Rocket Lab	Aerospace	Director
	Cambium Networks	Wireless Broadband Solutions	Director
	WatchGuard Technologies	Network Security Solutions	Director
David Fishman	Vector Capital and affiliates	Private Equity	Officer
	Planful	Financial Planning &Analysis Software	Director
David Baylor	Vector Capital and affiliates	Private Equity	Officer
John Herr	Planful	Financial Planning and Analysis Software	Director
	Wineaccess.com	Ecommerce	Director
	Arcoro	Construction Technology Software Company	Chief Executive Officer and Director
David Kennedy	Serent Capital	Private Equity	Partner Emeritus
	1Life Healthcare,dba One Medical (NASDAQ:ONEM)	Healthcare Services	Director
	Axiom Medical	Healthcare Services	Director
	C2 Educational Systems	Education Services	Director
	Professional Health Network	Healthcare Services	Director
	Safety Services	Safety and Compliance Services	Director
	Senior Dental Care	Healthcare Services	Director
	United Allergy Services	Healthcare Services	Director
	USA Test Prep	Education Software	Director
	Employer Direct Healthcare	Healthcare	Director
Patrick Nichols	Quest Software	Information Technology	Chief Executive Officer

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor subscribed for founder shares and purchased private placement shares in a transaction that closed simultaneously with the closing of our initial public offering.

●

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 36 months from the closing of our initial public offering or such earlier date as is determined by our board of directors to be in the best interests of the Company or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement shares will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement shares will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors owns ordinary shares directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

ITEM 11. EXECUTIVE COMPENSATION

Officer and Director Compensation

The following disclosure concerns the compensation of our executive officers and directors for the fiscal year ended December 31, 2022 (i.e., pre-business combination).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 9, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 16,256,826 Class A ordinary shares outstanding as of March 9, 2023.

	Class A ordinary shares		Class B ordinary shares		Ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Vector Acquisition Partners II,L.P. (our sponsor) (2)	12,275,000	75.5%	—	—	75.5%
Alex Slusky (2)	12,275,000	75.5%	—	—	75.5%
David Baylor	—	—	—	—	—
David Fishman	—	—	—	—	—
John Herr	25,000	0.1%	—	—	—
David Kennedy	25,000	0.1%	—	—	—
Patrick Nichols	25,000	0.1%	—	—	—
All officers and directors as a group (6 individuals)	12,350,000	76.0%	—	—	76.0%
Alberta Investment Management Corporation	1,000,000	6.2%	—	—	6.2%

(1)	Unless otherwise noted, the business address of each of our shareholders is One Market Street, Steuart Tower, 23rd Floor, San Francisco, CA 94105.

(2)	Includes Class A ordinary shares held directly by our sponsor, including upon conversion of the prior Class B ordinary shares. Our sponsor is controlled by Vector Capital Partners V, Ltd. (the “General Partner”), its general partner, and this individual. Accordingly, all of the shares held by our sponsor may be deemed to be beneficially held by the General Partner or this individual. The General Partner and this individual disclaim such beneficial ownership except to the extent of any pecuniary interests therein, directly or indirectly.

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

Audit Fees. During the year ended December 31, 2022 and for the period from January 5, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $78,250 and $132,095, respectively, for the services Withum performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q for the respective periods and other required filings and the audit of our December 31, 2022 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2022 and for the period from January 5, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2022 and for the period from January 5, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2022 and for the period from January 5, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (1)
4.1	Specimen Class A Ordinary Share Certificate (2)
4.2	Description of Registrant’s Securities.**
10.1	Private Placement Shares Purchase Agreement, dated as of March 9, 2021, between the Company and the Sponsor.(1)
10.2	Investment Management Trust Account Agreement, dated as of March 9, 2021, between Continental Stock Transfer & Trust Company and the Company.(1)
10.3	Registration and Shareholder Rights Agreement, dated as of March 9, 2021, among the Company, the Sponsor and certain other equityholders named therein.(1)
10.4	Letter Agreement, dated as of March 9, 2021, among the Company, the Sponsor and the Company’s officers and directors.(1)
10.5	Administrative Services Agreement, dated as of March 9, 2021, between the Company and the Sponsor.(1)
10.6	Working Capital Loan Agreement, dated as of March 18, 2022, between the Company and the Sponsor.**
10.7	Working Capital Loan Agreement, dated as of March 23, 2023, between the Company and the Sponsor.*
10.8	Securities Subscription Agreement, dated January 11, 2021, between the Registrant and the Sponsor.(2)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

**	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated by reference herein.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 12, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed with the SEC on March 1, 2021 and incorporated by reference herein.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2023

VECTOR ACQUISITION CORPORATION II

/s/ Alex Slusky
Name:	Alex Slusky
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Alex Slusky	Chief Executive Officer and Chairman	March 24, 2023
Alex Slusky	(Principal Executive Officer)

/s/ David Fishman	President	March 24, 2023
David Fishman

/s/ David Baylor	Chief Financial Officer	March 24, 2023
David Baylor	(Principal Financial and Accounting Officer)

/s/ John Herr	Director	March 24, 2023
John Herr

/s/ Patrick Nichols	Director	March 24, 2023
Patrick Nichols

/s/ David Kennedy	Director	March 24, 2023
David Kennedy

[Signature Page to Form 10-K]

VECTOR ACQUISITION CORPORATION II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Vector Acquisition Corporation II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vector Acquisition Corporation II (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 5, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 5, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by March 12, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 24, 2023

PCAOB Number 100

VECTOR ACQUISITION CORPORATION II

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$107,902	$227,150
Prepaid expenses	55,649	353,298
Total Current Assets	163,551	580,448

Investments held in Trust Account	456,527,534	450,036,316
TOTAL ASSETS	$456,691,085	$450,616,764

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$191,415	$216,966
Working capital loan	300,000	—
Total Current Liabilities	491,415	216,966

Deferred underwriting fee payable	15,750,000	15,750,000
Total Liabilities	16,241,415	15,966,966

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; $0.0001 par value; 45,000,000 shares at approximately $10.14 and $10.00 per share redemption value as of December 31, 2022 and December 31, 2021, respectively	456,427,534	450,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 1,100,000 shares issued and outstanding (excluding 45,000,000 shares subject to possible redemption) as of December 31, 2022 and December 31, 2021	110	110
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 11,250,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021	1,125	1,125
Additional paid-in capital	—	—
Accumulated deficit	(15,979,099)	(15,351,437)
Total Shareholders’ Deficit	(15,977,864)	(15,350,202)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$456,691,085	$450,616,764

The accompanying notes are an integral part of these financial statements.

VECTOR ACQUISITION CORPORATION II

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the period from January 5, 2021 (Inception) through December 31,
	2022	2021
Operating and formation costs	$691,346	$1,013,555
Loss from operations	(691,346)	(1,013,555)

Other income:
Interest earned on investments held in Trust Account	6,491,218	36,316
Total other income	6,491,218	36,316

Net Income (Loss)	$5,799,872	$(977,239)

Weighted average shares outstanding of Class A ordinary shares	46,100,000	38,308,451
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.10	$(0.02)

Weighted average shares outstanding of Class B ordinary shares	11,250,000	11,250,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.10	$(0.02)

The accompanying notes are an integral part of these financial statements.

VECTOR ACQUISITION CORPORATION II

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 5, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	12,937,500	1,294	23,706	—	25,000

Sale of 1,100,000 Private Placement Shares	1,100,000	110	—	—	10,999,890	—	11,000,000

Forfeiture of Founder Shares	—	—	(1,687,500)	(169)	169	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(11,023,765)	(14,374,198)	(25,397,963)

Net loss	—	—	—	—	—	(977,239)	(977,239)

Balance – December 31, 2021	1,100,000	$110	11,250,000	$1,125	$—	$(15,351,437)	$(15,350,202)

Accretion for Class A ordinary shares to redemption amount	--	--	--	--	--	(6,427,534)	(6,427,534)

Net income	--	--	--	--	--	5,799,872	5,799,872

Balance – December 31, 2022	1,100,000	$110	11,250,000	$1,125	$—	$(15,979,099)	$(15,977,864)

The accompanying notes are an integral part of these financial statements.

VECTOR ACQUISITION CORPORATION II

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the period from January 5, 2021 (Inception) through December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$5,799,872	$(977,239)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of founder shares	—	5,000
Interest earned on investments held in Trust Account	(6,491,218)	(36,316)
Changes in operating assets and liabilities:
Prepaid expenses	297,649	(353,298)
Accounts payable and accrued expenses	(25,551)	216,966
Net cash used in operating activities	(419,248)	(1,144,887)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(450,000,000)
Net cash used in investing activities	—	(450,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	441,000,000
Proceeds from sale of Private Placement Shares	—	11,000,000
Proceeds from working capital loan	300,000	—
Proceeds from promissory note – related party	—	300,000
Repayment of promissory note – related party	—	(300,000)
Payment of offering costs	—	(627,963)
Net cash provided by financing activities	300,000	451,372,037

Net Change in Cash	(119,248)	227,150
Cash – Beginning of period	227,150	—
Cash – End of period	$107,902	$227,150

Non-cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000
Deferred underwriting fee payable	$—	$15,750,000

The accompanying notes are an integral part of these financial statements.

VECTOR ACQUISITION CORPORATION II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from inception through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the investments held in the Trust Account (as defined below).

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

The Company will proceed with a Business Combination only if the Company seeks shareholder approval and it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote the Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Company will have until March 12, 2024 to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On March 8, 2023, the Company held an annual general meeting of shareholders to vote on the proposals described below. At the meeting, the shareholders approved a proposal to amend the Company’s investment management trust agreement, dated as of March 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, to extend the date by which the Company has to consummate a business combination from March 12, 2023 to March 12, 2024 or such earlier date as is determined by the Company’s board of directors to be in the best interests of the Company. Secondly, the shareholders approved a proposal to amend the Company’s amended and restated memorandum and articles of association to remove the limitation that the Company shall not redeem Class A ordinary shares sold in its initial public offering to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001.

On March 8, 2023, the holders of the Company’s outstanding Class B ordinary shares, par value $0.0001 per share, converted all outstanding Founder Shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Company’s trust account as a result of their ownership of any Class A ordinary shares issued upon conversion of the founder shares.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Private Placement Shares it received if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Public Share ($10.00).

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

Liquidity and Capital Resources

As of December 31, 2022, the Company had $107,902 in its operating bank account and a working capital deficit of $327,864. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may loan the Company funds as may be required (the “Working Capital Loans”), of which up to $1,500,000 has been committed by the Sponsor (see Note 5). On March 23, 2023, the Company entered into a working capital loan agreement with the Sponsor, pursuant to which the Company may borrow up to $500,000, for ongoing business expenses. As of the date of this annual report, the Company had $250,000 of outstanding borrowings under the working capital loan agreement. If the Company completes a business combination, the Company may repay such loaned amounts out of the proceeds of the Trust Account released to the Company. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our the Trust Account would be used for such repayment.

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

Going Concern

The Company intends to achieve its business objective of completing its initial business combination with one or more businesses but cannot guarantee its ability to consummate such transaction. Although the Company has a working capital deficit of $327,864 as of December 31, 2022, the Working Capital Loans will provide sufficient capital up to $1,500,000, if necessary, to help sustain operations for one year from the issuance date of the financial statements, or until the completion of the Business Combination. An amount of $300,000 was outstanding on the Working Capital Loans as of December 31, 2022, leaving a capacity of $1,200,000. On March 23, 2023, the Company entered into a working capital loan agreement with the Sponsor, pursuant to which it may borrow up to $500,000, for ongoing business expenses. As of the date of this annual report, the Company had $250,000 of outstanding borrowings under the working capital loan agreement. If the Company completes a business combination, it may repay such loaned amounts out of the proceeds of the trust account released to it. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through March 12, 2024, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. The Company intends to complete a Business Combination by March 12, 2024, but cannot guarantee such event. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised solely of investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheest at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $25,397,963 were charged to temporary equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, the 45,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At December 31, 2022 and 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$450,000,000
Less:
Class A ordinary shares issuance costs	(25,397,963)
Plus:
Accretion of carrying value to redemption value	25,397,963

Class A ordinary shares subject to possible redemptions at December 31, 2021	$450,000,000
Plus:
Accretion of carrying value to redemption value	6,427,534

Class A ordinary shares subject to possible redemptions at December 31, 2022	$456,427,534

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31,		For the Period from January 5, 2021 (Inception) through December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$4,662,146	$1,137,726	$(755,401)	$(221,838)
Denominator:
Basic and diluted weighted average shares outstanding	46,100,000	11,250,000	38,308,451	11,250,000

Basic and diluted net income (loss) per ordinary share	$0.10	$0.10	$(0.02)	$(0.02)

Concentration(s) of Cash Balances

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. The Company’s fair value policy is described in Note 8.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on March 9, 2021, to pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from January 5, 2021 (inception) through December 31, 2021, the Company incurred and paid $120,000 and $96,129 in fees for these services, respectively.

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

On March 18, 2022, the Company entered into a working capital loan agreement (the “Working Capital Loan Agreement”) with its Sponsor, pursuant to which the Company may borrow up to $300,000 for ongoing business expenses. As of December 31, 2022, the Company had $300,000 of outstanding borrowings under the Working Capital Loan Agreement. On March 23, 2023, we entered into a working capital loan agreement with our sponsor, pursuant to which we may borrow up to $500,000, for ongoing business expenses. As of the date of this annual report, we had $250,000 of outstanding borrowings under the working capital loan agreement. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Furthermore, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Silicon Valley Bank Closure

On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its receiver.  The Company held deposits with this bank. As a result of the actions by the FDIC, the Company’s insured deposits have been restored. As of December 31, 2022, the Company did not have any uninsured deposits.

Registration and Shareholders’ Rights

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares  —  The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —  The Company is authorized to issue 450,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 1,100,000 Class A ordinary shares issued and outstanding, excluding 45,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity. As of March 9, 2023, there were 16,256,826 Class A ordinary shares issued and outstanding.

Class B Ordinary Shares  —  The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 11,250,000 Class B ordinary shares issued and outstanding. As of March 9, 2023, there were no Class B ordinary shares outstanding.

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

NOTE 8 -- FAIR VALUE MEASUREMENTS

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

At December 31, 2022 and 2021, assets held in the Trust Account were comprised of $456,527,534 and $450,036,316 in money market funds, respectively, which are invested primarily in U.S. Treasury Securities. Money market funds are a Level 1 asset valued based upon quoted prices in active markets. To date, the Company has not withdrawn any interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31,
		2022	2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$456,527,534	$450,036,316

There were no transfers in or out of Level 3 assets or liabilities for the year ended December 31, 2022 and for the period January 5, 2021 (inception) through December 31, 2021.

As of March 9, 2023, the balance of the Trust Account was $39,927,973 after holders of 41,093,174 Class A ordinary shares exercised their right to redeem their shares for cash, for an aggregate amount of approximately $420 million.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than below, and as disclosed in Note 6, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Trust Extension and Other Amendments

On March 8, 2023, the Company held an annual general meeting of shareholders to vote on the proposals described below. At the meeting, the shareholders approved a proposal to amend the Company’s investment management trust agreement, dated as of March 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, to extend the date by which the Company has to consummate a business combination from March 12, 2023 to March 12, 2024 or such earlier date as is determined by the Company’s board of directors to be in the best interests of the Company. Secondly, the shareholders approved a proposal to amend the Company’s amended and restated memorandum and articles of association to remove the limitation that the Company shall not redeem Class A ordinary shares sold in its initial public offering to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001.

On March 8, 2023, the holders of the Company’s outstanding Class B ordinary shares, par value $0.0001 per share, converted all outstanding Founder Shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Company’s trust account as a result of their ownership of any Class A ordinary shares issued upon conversion of the founder shares.

Redemptions

In connection with the vote to approve the extension by which the Company has to consummate a business combination, holders of 41,093,174 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.22 per share, for an aggregate redemption amount of approximately $420 million. As a result, approximately $39.9 million will remain in the Company’s trust account and 16,256,826 Class A ordinary shares remain outstanding (including the converted founder shares).

Working Capital Loan Agreement

On March 23, 2023, the Company entered into a working capital loan agreement with the Sponsor, pursuant to which the Company may borrow up to $500,000 for ongoing business expenses. As of the date of this annual report, the Company had $250,000 of outstanding borrowings under the working capital loan agreement. If the Company completes a business combination, it may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment.