Form 10-Q
period 2023-03-31
Vector Acquisition Corp II
filed 2023-05-12
CIK 1842386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 12, 2023, there were 16,256,826 Class A ordinary shares, par value $0.0001, issued and outstanding

VECTOR ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements.

VECTOR ACQUISITION CORPORATION II

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$86,960	$107,902
Prepaid expenses	205,739	55,649
Total Current Assets	292,699	163,551

Cash and investments held in Trust Account	40,186,567	456,527,534
TOTAL ASSETS	$40,479,266	$456,691,085

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$677,498	$191,415
Working capital loan	650,000	300,000
Total Current Liabilities	1,327,498	491,415

Deferred underwriting fee payable	15,750,000	15,750,000
Total Liabilities	17,077,498	16,241,415

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; $0.0001 par value; 3,906,826 shares at approximately $10.26 and 45,000,000 shares at approximately $10.14 per share redemption value as of March 31, 2023 and December 31, 2022, respectively	40,086,567	456,427,534

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 12,350,000 shares issued and outstanding (excluding 3,906,826 shares subject to possible redemption) and 1,100,000 shares issued and outstanding (excluding 45,000,000 shares subject to possible redemption) as of March 31, 2023, and December 31, 2022, respectively	1,235	110
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; none and 11,250,000 shares issued and outstanding as of March 31, 2023, and December 31, 2022, respectively.	—	1,125
Additional paid-in capital	—	—
Accumulated deficit	(16,686,034)	(15,979,099)
Total Shareholders’ Deficit	(16,684,799)	(15,977,864)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$40,479,266	$456,691,085

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022

General and administrative costs	$706,935	$209,636
Loss from operations	(706,935)	(209,636)

Other income:
Interest earned on cash and investments held in Trust Account	3,633,489	42,786
Total other income	3,633,489	42,786

Net income (loss)	$2,926,554	$(166,850)

Weighted average shares outstanding, Class A ordinary shares	38,141,820	46,100,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.06	$(0.00)

Weighted average shares outstanding, Class B ordinary shares	8,250,000	11,250,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.06	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	1,100,000	$110	11,250,000	$1,125	$—	$(15,979,099)	$(15,977,864)

Conversion of Class B ordinary shares to Class A ordinary shares	11,250,000	1,125	(11,250,000)	(1,125)	—	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,633,489)	(3,633,489)

Net income	—	—	—	—	—	2,926,554	2,926,554

Balance – March 31, 2023 (Unaudited)	12,350,000	$1,235	—	$—	$—	$(16,686,034)	$(16,684,799)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	1,100,000	$110	11,250,000	$1,125	$—	$(15,351,437)	$(15,350,202)

Net loss	—	—	—	—	—	(166,850)	(166,850)

Balance – March 31, 2022 (Unaudited)	1,100,000	$110	11,250,000	$1,125	$—	$(15,518,287)	$(15,517,052)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$2,926,554	$(166,850)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(3,633,489)	(42,786)
Changes in operating assets and liabilities:
Prepaid expenses	(150,090)	24,936
Accrued expenses	486,083	24,650
Net cash used in operating activities	(370,942)	(160,050)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	419,974,456	—
Net cash provided by investing activities	419,974,456	—

Cash Flows from Financing Activities:
Proceeds from Working Capital Loan	350,000	—
Redemption of Class A ordinary shares	(419,974,456)	—
Net cash used in financing activities	(419,624,456)	—

Net Change in Cash	(20,942)	(160,050)
Cash – Beginning of period	107,902	227,150
Cash – End of period	$86,960	$67,100

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from inception through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the investments held in the Trust Account (as defined below).

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

MARCH 31, 2023

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

MARCH 31, 2023

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

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

On March 3, 2023, the Company and its sponsor entered into share transfer agreements with several unaffiliated holders (the “Holders”) of the Company’s Class A ordinary shares, par value $0.0001 per share, pursuant to which such Holders agreed not to redeem an aggregate of 3,500,000 Class A Shares (the “Non-Redeemed Shares”) in connection with the Extension. In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to forfeit and surrender to the Company for no consideration an aggregate of 1,050,000 Class A ordinary shares held by the Sponsor at the closing of the Company’s initial business combination, and the Company has agreed to issue an aggregate of 1,050,000 Class A ordinary shares to the Holders at such time.

On March 8, 2023, the holders of the Company’s outstanding Class B ordinary shares, par value $0.0001 per share, converted all outstanding Founder Shares into Class A ordinary shares on a one-for-one basis as permitted by the amended and restated memorandum and articles of association. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Company’s trust account as a result of their ownership of any Class A ordinary shares issued upon conversion of the founder shares.

Redemptions

In connection with the vote to approve the extension by which the Company has to consummate a business combination, holders of 41,093,174 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.22 per share, for an aggregate redemption amount of approximately $420 million. As a result, at March 9, 2023 approximately $39.9 million remained in the Company’s trust account and 16,256,826 Class A ordinary shares remained outstanding (including the converted founder shares).

Liquidity and Capital Resources

As of March 31, 2023, the Company had $86,960 in its operating bank account and working capital deficit of $1,034,799. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may loan the Company funds as may be required (the “Working Capital Loans”), of which up to $1,500,000 has been committed by the Sponsor (see Note 5). On March 18, 2022, the Company entered into a working capital loan agreement (the “Working Capital Loan Agreement”) with its Sponsor, pursuant to which the Company may borrow up to $300,000 for ongoing business expenses. As of March 31, 2023, the Company had $300,000 of outstanding borrowings under the Working Capital Loan Agreement. On March 23, 2023, the Company entered into a second working capital loan agreement with the Sponsor, pursuant to which the Company may borrow up to $500,000, for ongoing business expenses. As of March 31, 2023, the Company had $350,000 of outstanding borrowings under the second working capital loan agreement.

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

The Company may raise additional capital through loans or additional investments from the Sponsor or third parties. The Company’s the Sponsor may, but is not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount it deems reasonable in its sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Going Concern

The Company intends to achieve its business objective of completing its initial business combination with one or more businesses but cannot guarantee its ability to consummate such transaction. The Company had a working capital deficit of $1,034,799 as of March 31, 2023.In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through March 12, 2024, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. The Company intends to complete a Business Combination by March 12, 2024, but cannot guarantee such event. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 24, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments held in Trust Account

In March 2023, the Company moved all investments from U.S. Treasury securities to demand deposits. At March 31, 2023, substantially all of the assets held in the Trust Account were held as demand deposits. At December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account as of December 31, 2022 are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $25,397,963 were charged to temporary equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the 3,906,826 and 45,000,000 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

At March 31, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemptions at December 31, 2021	$450,000,000
Plus:
Accretion of carrying value to redemption value	6,427,534

Class A ordinary shares subject to possible redemptions at December 31, 2022	$456,427,534

Less:
Redemption of Class A ordinary shares	(419,974,456)
Plus:
Accretion of carrying value to redemption value	3,633,489

Class A ordinary shares subject to possible redemptions at March 31, 2023	$40,086,567

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,406,116	$520,438	$(134,120)	$(32,730)
Denominator:
Basic and diluted weighted average shares outstanding	38,141,820	8,250,000	46,100,000	11,250,000

Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$(0.00)	$(0.00)

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial conditions, results of operations, and cash flows.

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

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

Administrative Services Agreement

The Company entered into an agreement, commencing on March 9, 2021, to pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023, the Company incurred $30,000 and accrued $30,000 in fees for these services. For the three months ended March 31, 2022, the Company incurred and paid $30,000 in fees for these services.

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

On March 18, 2022, the Company entered into a working capital loan agreement (the “Working Capital Loan Agreement”) with its Sponsor, pursuant to which the Company may borrow up to $300,000 for ongoing business expenses. As of March 31, 2023, the Company had $300,000 of outstanding borrowings under the Working Capital Loan Agreement. On March 23, 2023, we entered into a second working capital loan agreement with our Sponsor, pursuant to which we may borrow up to $500,000, for ongoing business expenses. As of March 31, 2023, the Company had $350,000 of outstanding borrowings under the second working capital loan agreement. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

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

MARCH 31, 2023

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares  —  The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —   The Company is authorized to issue 450,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022, there were 1,100,000 Class A ordinary shares issued and outstanding, excluding 45,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity. As of March 31, 2023, there were 16,256,826 Class A ordinary shares issued and outstanding, excluding 3,906,826 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares  —   The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2022, there were 11,250,000 Class B ordinary shares issued and outstanding. As of March 31, 2023, there were no Class B ordinary shares outstanding.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

At March 31, 2023 and December 31, 2022 respectively, assets held in the Trust Account were comprised of $40,186,567 in an interest-bearing Demand Deposit Account and $456,527,534 in money market funds which are invested primarily in U.S. Treasury Securities. Money market funds are a level 1 asset valued based upon quoted prices in active markets. To date, the Company has withdrawn $9,042,716 of interest earned from the Trust Account, in connection with the redemption of Class A ordinary shares.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$—	$456,527,534
Total		$—	$456,527,534

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Share Transfer Agreements

On March 3, 2023, the Company and its sponsor, Vector Acquisition Partners II, L.P. (the “Sponsor”), entered into share transfer agreements with several unaffiliated holders (the “Holders”) of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), pursuant to which such Holders agreed not to redeem an aggregate of 3,500,000 Class A Shares (the “Non-Redeemed Shares”) in connection with the Extension Amendment Proposal (defined below). In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to forfeit and surrender to the Company for no consideration an aggregate of 1,050,000 Class A ordinary shares held by the Sponsor at the closing of the Company’s initial business combination, and the Company has agreed to issue an aggregate of 1,050,000 Class A ordinary shares to the Holders at such time.

Extension of Business Combination Period and Amendment of Articles

At our annual general meeting of shareholders held on March 8, 2023, our shareholders approved proposals to, among other things, (i) amend the Company’s amended and restated memorandum and articles of association (the “Articles”) to extend the date by which the Company has to consummate a business combination from March 12, 2023 to March 12, 2024 or such earlier date as is determined by the Company’s board of directors (the “Board”) to be in the best interests of the Company (the “Extension Amendment Proposal”), (ii) amend the Articles to remove the limitation that the Company shall not redeem Class A ordinary shares sold in its Initial Public Offering to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001, and (iii) amend the Company’s investment management trust agreement, dated as of March 9, 2021 (the “IMTA”), by and between the Company and Continental Stock Transfer & Trust Company (“CST”), to extend the date by which the Company has to consummate a business combination from March 12, 2023 to March 12, 2024 or such earlier date as is determined by the Board to be in the best interests of the Company. Following such approvals, the Company and CST entered into Amendment No. 1 to the IMTA on March 8, 2023.

Conversion of Founder Shares

On March 8, 2023, the holders of the Company’s outstanding Class B ordinary shares, par value $0.0001 per share (the “founder shares”), converted all outstanding founder shares into Class A ordinary shares. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Company’s trust account as a result of their ownership of any Class A ordinary shares issued upon conversion of the founder shares.

Redemptions

In connection with the vote to approve the Extension Amendment Proposal, holders of 41,093,174 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.22 per share, for an aggregate redemption amount of approximately $420 million. As a result, approximately $39.9 million remains in the Company’s trust account and 16,256,826 Class A ordinary shares remain outstanding (including the converted founder shares).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2023, we had a net income of $2,926,554, which consists of interest income on assets held in the Trust Account of $3,633,489 offset by general and administrative expenses of $706,935.

For the three months ended March 31, 2022, we had a net loss of $166,960, which consists of general and administrative expenses of $209,636, offset by interest income on assets held in the Trust Account of $42,786.

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

For the three months ended March 31, 2023, cash used in operating activities was $370,942. Net income of $2,926,554 was affected by interest earned on investments held in the Trust Account of $3,633,489. Changes in operating assets and liabilities provided $335,993 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $160,050.

As of March 31, 2023, we had cash held in the Trust Account of $40,186,567 (including approximately $1,118,307 of interest income post-redemptions). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $86,960 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. On March 18, 2022, we entered into the Working Capital Loan Agreement with our Sponsor, pursuant to which we may borrow up to $300,000, for ongoing business expenses. As of March 31, 2023, we had $300,000 outstanding borrowings under the Working Capital Loan Agreement. On March 23, 2023, we entered into a second working capital loan agreement with our Sponsor (the “2023 Working Capital Loan Agreement”), pursuant to which we may borrow up to $500,000, for ongoing business expenses. As of March 31, 2023, we had $350,000 of outstanding borrowings under the 2023 Working Capital Loan Agreement. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about our ability to continue as a going concern through March 12, 2024, our scheduled liquidation date if we do not complete a business combination prior to such date. We intend to complete a Business Combination by March 12, 2024 but cannot guarantee such event.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of $0.35 per Public Share, or $15,750,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our IPO Prospectus. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on March 24, 2023, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 11, 2021, our Sponsor paid $25,000, or approximately $0.002 per share, to cover certain expenses on our behalf in consideration of 11,500,000 Class B ordinary shares, par value $0.0001. On March 9, 2021, we effected a share capitalization pursuant to which we issued 1,437,500 additional Class B ordinary shares, resulting in our Sponsor and our independent directors holding 12,937,500 Class B ordinary shares. In March 2021, our Sponsor agreed to transfer 25,000 Class B ordinary shares to each of our independent directors. On April 23, 2021, our Sponsor surrendered 1,687,500 Founder Shares to the Company for no consideration, as the underwriters elected not to exercise their option to purchase additional shares. In February 2022, an additional independent director was appointed to our Board . Our Sponsor transferred 25,000 Class B ordinary shares on February 25, 2022 to the newly appointed director. As a result, our Sponsor owned 11,175,000 Class B ordinary shares and each of our three independent directors owned 25,000 Class B ordinary shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The total number of Class B ordinary shares outstanding equaled 20% of the total number of Class A ordinary shares and Class B ordinary shares outstanding following our Initial Public Offering (excluding the Private Placement Shares).

On March 8, 2023, the holders of the Company’s founder shares converted all outstanding founder shares into Class A ordinary shares on a one-for-one basis as permitted by the Company’s Articles. Notwithstanding the conversions, such holders will not be entitled to receive any monies held in the Company’s trust account as a result of their ownership of any Class A ordinary shares issued upon conversion of the founder shares.

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

For a description of the use of the proceeds generated in our Initial Public Offering and the share transfer agreements entered into in connection with the Extension Amendment Proposal, see Part I, Item 2 of this Quarterly Report, which is incorporated by reference herein.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-39560), filed with the SEC on March 12 2021).
3.2	Amendment to Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-39560), filed with the SEC on March 9, 2023).
10.1	Form of Share Transfer Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39560), filed with the SEC on March 6, 2023).
10.2	Amendment No. 1 to Investment Management Trust Agreement, dated as of March 8, 2023, by and between the Company and CST (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-39560), filed with the SEC on March 9, 2023).
10.3	Working Capital Loan Agreement, dated as of March 23, 2023, between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K (File No. 001-40188), filed with the SEC on March 24, 2023).
10.4*	Promissory Note, dated as of March 23, 2023, by and among Vector Acquisition Corporation II and Vector Acquisition Partners, L.P.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOR ACQUISITION CORPORATION II

Date: May 12, 2023	By:	/s/ Alex Slusky
	Name:	Alex Slusky
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ David Baylor
	Name:	David Baylor
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)