Form 10-Q
period 2023-06-30
Vector Acquisition Corp II
filed 2023-08-11
CIK 1842386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 11, 2023, there were 16,256,826 Class A ordinary shares, par value $0.0001, issued and outstanding.

VECTOR ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements.

VECTOR ACQUISITION CORPORATION II

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$122,084	$107,902
Prepaid expenses	149,736	55,649
Total Current Assets	271,820	163,551

Cash and investments held in Trust Account	40,645,424	456,527,534
TOTAL ASSETS	$40,917,244	$456,691,085

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$666,651	$191,415
Working capital loan	800,000	300,000
Total Current Liabilities	1,466,651	491,415

Deferred underwriting fee payable	15,750,000	15,750,000
Total Liabilities	17,216,651	16,241,415

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; $0.0001 par value; 3,906,826 shares at approximately $10.26 and 45,000,000 shares at approximately $10.14 per share redemption value as of June 30, 2023 and December 31, 2022, respectively	40,545,424	456,427,534

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 12,350,000 shares issued and outstanding (excluding 3,906,826 shares subject to possible redemption) and 1,100,000 shares issued and outstanding (excluding 45,000,000 shares subject to possible redemption) as of June 30, 2023, and December 31, 2022, respectively	1,235	110
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; none and 11,250,000 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively.	—	1,125
Additional paid-in capital	—	—
Accumulated deficit	(16,846,066)	(15,979,099)
Total Shareholders’ Deficit	(16,844,831)	(15,977,864)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$40,917,244	$456,691,085

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022	2023	2022

General and administrative expenses	$160,032	$171,105	$866,967	$380,741
Loss from operations	(160,032)	(171,105)	(866,967)	(380,741)

Other income:
Interest earned on cash and investments held in Trust Account	458,857	596,512	4,092,346	639,298
Total other income	458,857	596,512	4,092,346	639,298

Net income	$298,825	$425,407	$3,225,379	$258,557

Weighted average shares outstanding, Class A ordinary shares	16,256,826	46,100,000	27,138,867	46,100,000
Basic and diluted net income per share, Class A ordinary shares	$0.02	$0.01	$0.10	$0.00

Weighted average shares outstanding, Class B ordinary shares	—	11,250,000	4,102,210	11,250,000
Basic and diluted net income per share, Class B ordinary shares	$—	$0.01	$0.10	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	1,100,000	$110	11,250,000	$1,125	$—	$(15,979,099)	$(15,977,864)

Conversion of Class B ordinary shares to Class A ordinary shares	11,250,000	1,125	(11,250,000)	(1,125)	—	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,633,489)	(3,633,489)

Net income	—	—	—	—	—	2,926,554	2,926,554

Balance – March 31, 2023 (Unaudited)	12,350,000	$1,235	—	$—	$—	$(16,686,034)	$(16,684,799)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(458,858)	(458,858)

Net income	—	—	—	—	—	298,825	298,825

Balance – June 30, 2023 (Unaudited)	12,350,000	$1,235	—	$—	$—	$(16,846,066)	$(16,844,831)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	1,100,000	$110	11,250,000	$1,125	$—	$(15,351,437)	$(15,350,202)

Net loss	—	—	—	—	—	(166,850)	(166,850)

Balance – March 31, 2022	1,100,000	$110	11,250,000	$1,125	$—	$(15,518,287)	$(15,517,052)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(575,614)	(575,614)

Net income	—	—	—	—	—	425,407	425,407

Balance – June 30, 2022	1,100,000	$110	11,250,000	$1,125	$—	$(15,668,494)	$(15,667,259)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$3,225,379	$258,557
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(4,092,346)	(639,298)
Changes in operating assets and liabilities:
Prepaid expenses	(94,087)	114,044
Accrued expenses	475,236	(50,181)
Net cash used in operating activities	(485,818)	(316,878)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	419,974,456	—
Net cash provided by investing activities	419,974,456	—

Cash Flows from Financing Activities:
Proceeds from Working Capital Loan	500,000	300,000
Redemption of Class A ordinary shares	(419,974,456)	—
Net cash provided by (used in) financing activities	(419,474,456)	300,000

Net Change in Cash	14,182	(16,878)
Cash – Beginning of period	107,902	227,150
Cash – End of period	$122,084	$210,272

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from inception through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the cash and investments held in the Trust Account (as defined below).

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

JUNE 30, 2023

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

JUNE 30, 2023

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

JUNE 30, 2023

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

Liquidity and Capital Resources

As of June 30, 2023, the Company had $122,084 in its operating bank account and working capital deficit of $1,194,831. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may loan the Company funds as may be required (the “Working Capital Loans”), of which up to $1,500,000 has been committed by the Sponsor (see Note 5). On March 18, 2022, the Company entered into a working capital loan agreement (the “Working Capital Loan Agreement”) with its Sponsor, pursuant to which the Company may borrow up to $300,000 for ongoing business expenses. As of June 30, 2023, the Company had $300,000 of outstanding borrowings under the Working Capital Loan Agreement. On March 23, 2023, the Company entered into a second working capital loan agreement with the Sponsor (“2023 Working Capital Loan Agreement”), pursuant to which the Company may borrow up to $500,000, for ongoing business expenses. As of June 30, 2023, the Company had $500,000 of outstanding borrowings under the second working capital loan agreement.

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

The Company may raise additional capital through loans or additional investments from the Sponsor or third parties. The Company’s Sponsor may, but is not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount it deems reasonable in its sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Going Concern

The Company intends to achieve its business objective of completing its initial business combination with one or more businesses but cannot guarantee its ability to consummate such transaction. The Company had a working capital deficit of $1,194,831 as of June 30, 2023. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through March 12, 2024, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. The Company intends to complete a Business Combination by March 12, 2024 but cannot guarantee such event. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 24, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

JUNE 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments held in Trust Account

In March 2023, the Company moved all investments from U.S. Treasury securities to demand deposits. At June 30, 2023, substantially all of the assets held in the Trust Account were held as demand deposits. At December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account as of December 31, 2022 are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on cash and investment securities held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $25,397,963 were charged to temporary equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, the 3,906,826 and 45,000,000 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

At June 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemptions at December 31, 2021	$450,000,000
Plus:
Accretion of carrying value to redemption value	6,427,534

Class A ordinary shares subject to possible redemptions at December 31, 2022	$456,427,534

Less:
Redemption of Class A ordinary shares	(419,974,456)
Plus:
Accretion of carrying value to redemption value	4,092,346

Class A ordinary shares subject to possible redemptions at June 30, 2023	$40,545,424

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income per Share

Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. We have two classes of shares which are Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$298,825	$—	$341,958	$83,449	$2,801,860	$423,519	$207,837	$50,720
Denominator:
Basic and diluted weighted average shares outstanding	16,256,826	—	46,100,000	11,250,000	27,138,867	4,102,210	46,100,000	11,250,000

Basic and diluted net income per ordinary share	$0.02	$—	$0.01	$0.01	$0.10	$0.10	$0.00	$0.00

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Administrative Services Agreement

The Company entered into an agreement, commencing on March 9, 2021, to pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred and accrued $30,000 and $60,000, respectively, in fees for these services. For the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $60,000, respectively, in fees for these services.

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

On March 18, 2022, the Company entered into a working capital loan agreement (the “Working Capital Loan Agreement”) with its Sponsor, pursuant to which the Company may borrow up to $300,000 for ongoing business expenses. As of June 30, 2023, the Company had $300,000 of outstanding borrowings under the Working Capital Loan Agreement. On March 23, 2023, we entered into a second working capital loan agreement with our Sponsor (the “2023 Working Capital Loan Agreement”), pursuant to which we may borrow up to $500,000, for ongoing business expenses. As of June 30, 2023, the Company had $500,000 of outstanding borrowings under the second working capital loan agreement. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

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

JUNE 30, 2023

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares  —  The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —   The Company is authorized to issue 450,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022, there were 1,100,000 Class A ordinary shares issued and outstanding, excluding 45,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity. As of June 30, 2023, there were 16,256,826 Class A ordinary shares issued and outstanding, excluding 3,906,826 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares  —   The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2022, there were 11,250,000 Class B ordinary shares issued and outstanding. As of June 30, 2023, there were no Class B ordinary shares outstanding.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

At June 30, 2023 and December 31, 2022 respectively, assets held in the Trust Account were comprised of $40,645,424 in an interest-bearing Demand Deposit Account and $456,527,534 in money market funds which are invested primarily in U.S. Treasury Securities. Money market funds are a level 1 asset valued based upon quoted prices in active markets. To date, the Company has withdrawn $9,042,716 of interest earned from the Trust Account, in connection with the redemption of Class A ordinary shares.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	December 31, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$—	$456,527,534
Total		$—	$456,527,534

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On August 11, 2023, the Sponsor issued an unsecured promissory note to the Company pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the date of the consummation of Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and investment held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended June 30, 2023, we had a net income of $298,825, which consists of interest income on assets held in the Trust Account of $458,857 offset by general and administrative expenses of $160,032.

For the three months ended June 30, 2022, we had a net income of $425,407, which consists of interest income on assets held in the Trust Account of $596,512 offset by operating and formation expenses of $171,105.

For the six months ended June 30, 2023, we had a net income of $3,225,379, which consists of interest income on assets held in the Trust Account of $4,092,346 offset by general and administrative expenses of $866,967.

For the six months ended June 30, 2022, we had a net income of $258,557, which consists of interest income on assets held in the Trust Account of $639,298 offset by operating and formation expenses of $380,741.

Liquidity and Capital Resources

On March 12, 2021, we consummated the Initial Public Offering of 45,000,000 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), at $10.00 per Public Share, generating gross proceeds of $450,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated a private placement with our Sponsor of 1,100,000 Class A ordinary shares at a price of $10.00 per share, generating gross proceeds of $11,000,000.

For the six months ended June 30, 2023, cash used in operating activities was $485,818. Net income of $3,225,379 was affected by interest earned on cash and investments held in the Trust Account of $4,092,346. Changes in operating assets and liabilities provided $381,149 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $316,878.

As of June 30, 2023, we had cash held in the Trust Account of $40,645,424 (including approximately $1,577,164 of interest income post-redemptions). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $122,084 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. On March 18, 2022, we entered into the Working Capital Loan Agreement with our Sponsor, pursuant to which we may borrow up to $300,000, for ongoing business expenses. As of June 30, 2023, we had $300,000 outstanding borrowings under the Working Capital Loan Agreement. On March 23, 2023, we entered into a second working capital loan agreement with our Sponsor (the “2023 Working Capital Loan Agreement”), pursuant to which we may borrow up to $500,000, for ongoing business expenses. As of June 30, 2023, we had $500,000 of outstanding borrowings under the 2023 Working Capital Loan Agreement. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 11, 2021, our Sponsor paid $25,000, or approximately $0.002 per share, to cover certain expenses on our behalf in consideration of 11,500,000 Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares”). On March 9, 2021, we effected a share capitalization pursuant to which we issued 1,437,500 additional Class B ordinary shares, resulting in our Sponsor and our independent directors holding 12,937,500 Class B ordinary shares. In March 2021, our Sponsor agreed to transfer 25,000 Class B ordinary shares to each of our independent directors. On April 23, 2021, our Sponsor surrendered 1,687,500 Founder Shares to the Company for no consideration, as the underwriters elected not to exercise their option to purchase additional shares. In February 2022, an additional independent director was appointed to our Board. Our Sponsor transferred 25,000 Class B ordinary shares on February 25, 2022 to the newly appointed director. As a result, our Sponsor owned 11,175,000 Class B ordinary shares and each of our three independent directors owned 25,000 Class B ordinary shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The total number of Class B ordinary shares outstanding equaled 20% of the total number of Class A ordinary shares and Class B ordinary shares outstanding following our Initial Public Offering (excluding the Private Placement Shares).

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

On March 3, 2023, the Company and the Sponsor entered into share transfer agreements with several unaffiliated holders (the “Holders”) of the Company’s Class A ordinary shares, pursuant to which such Holders agreed not to redeem an aggregate of 3,500,000 Class A Shares (the “Non-Redeemed Shares”) in connection with a proposal presented at the Company’s annual general meeting of shareholders held on March 8, 2023 to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination from March 12, 2023 to March 12, 2024 or such earlier date as is determined by the Company’s board of directors (the “Extension Amendment Proposal”). In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor has agreed to forfeit and surrender to the Company for no consideration an aggregate of 1,050,000 Class A ordinary shares held by the Sponsor at the closing of the Company’s initial business combination, and the Company has agreed to issue an aggregate of 1,050,000 Class A ordinary shares to the Holders at such time.

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

In connection with the vote to approve the Extension Amendment Proposal, holders of 41,093,174 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.22 per share, for an aggregate redemption amount of approximately $420 million. As a result, at March 9, 2023, approximately $39.9 million remains in the Company’s trust account and 16,256,826 Class A ordinary shares remain outstanding (including the converted founder shares).

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 11, 2023, the Sponsor issued an unsecured promissory note to the Company pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the date of the consummation of Business Combination.

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

VECTOR ACQUISITION CORPORATION II

Date: August 11, 2023	By:	/s/ Alex Slusky
	Name:	Alex Slusky
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ David Baylor
	Name:	David Baylor
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)