Form 10-Q
period 2023-09-30
Vector Acquisition Corp II
filed 2023-11-09
CIK 1842386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 9, 2023, there were 16,256,826 Class A ordinary shares, par value $0.0001, issued and outstanding.

VECTOR ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements.

VECTOR ACQUISITION CORPORATION II

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$91,248	$107,902
Prepaid expenses	89,294	55,649
Total Current Assets	180,542	163,551

Cash and investments held in Trust Account	41,114,641	456,527,534
TOTAL ASSETS	$41,295,183	$456,691,085

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$719,796	$191,415
Working capital loans	800,000	300,000
Total Current Liabilities	1,519,796	491,415

Deferred underwriting fee payable	15,750,000	15,750,000
Total Liabilities	17,269,796	16,241,415

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; $0.0001 par value; 3,906,826 shares at approximately $10.50 and 45,000,000 shares at approximately $10.14 per share redemption value as of September 30, 2023 and December 31, 2022, respectively	41,014,641	456,427,534

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 12,350,000 shares issued and outstanding (excluding 3,906,826 shares subject to possible redemption) and 1,100,000 shares issued and outstanding (excluding 45,000,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	1,235	110
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; none and 11,250,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	—	1,125
Additional paid-in capital	—	—
Accumulated deficit	(16,990,489)	(15,979,099)
Total Shareholders’ Deficit	(16,989,254)	(15,977,864)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$41,295,183	$456,691,085

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022	2023	2022

General and administrative expenses	$144,423	$171,467	$1,011,390	$552,208
Loss from operations	(144,423)	(171,467)	(1,011,390)	(552,208)

Other income:
Interest earned on cash and investments held in Trust Account	469,217	2,044,862	4,561,563	2,684,160
Total other income	469,217	2,044,862	4,561,563	2,684,160

Net income	$324,794	$1,873,395	$3,550,173	$2,131,952

Weighted average shares outstanding, Class A ordinary shares	16,256,826	46,100,000	23,471,659	46,100,000
Basic and diluted net income per share, Class A ordinary shares	$0.02	$0.03	$0.14	$0.04

Weighted average shares outstanding, Class B ordinary shares	—	11,250,000	2,719,780	11,250,000
Basic and diluted net income per share, Class B ordinary shares	$—	$0.03	$0.14	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	1,100,000	$110	11,250,000	$1,125	$—	$(15,979,099)	$(15,977,864)

Conversion of Class B ordinary shares to Class A ordinary shares	11,250,000	1,125	(11,250,000)	(1,125)	—	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,633,489)	(3,633,489)

Net income	—	—	—	—	—	2,926,554	2,926,554

Balance – March 31, 2023 (Unaudited)	12,350,000	$1,235	—	$—	$—	$(16,686,034)	$(16,684,799)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(458,858)	(458,858)

Net income	—	—	—	—	—	298,825	298,825

Balance – June 30, 2023 (Unaudited)	12,350,000	$1,235	—	$—	$—	$(16,846,066)	$(16,844,831)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(469,217)	(469,217)

Net income	—	—	—	—	—	324,794	324,794

Balance – September 30, 2023 (Unaudited)	12,350,000	$1,235	—	$—	$—	$(16,990,489)	$(16,989,254)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	1,100,000	$110	11,250,000	$1,125	$—	$(15,351,437)	$(15,350,202)

Net loss	—	—	—	—	—	(166,850)	(166,850)

Balance – March 31, 2022	1,100,000	$110	11,250,000	$1,125	$—	$(15,518,287)	$(15,517,052)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(575,614)	(575,614)

Net income	—	—	—	—	—	425,407	425,407

Balance – June 30, 2022	1,100,000	$110	11,250,000	$1,125	$—	$(15,668,494)	$(15,667,259)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,044,862)	(2,044,862)

Net income	—	—	—	—	—	1,873,395	1,873,395

Balance – September 30, 2022	1,100,000	$110	11,250,000	$1,125	$—	$(15,839,961)	$(15,838,726)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$3,550,173	$2,131,952
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(4,561,563)	(2,684,160)
Changes in operating assets and liabilities:
Prepaid expenses	(33,645)	207,391
Accrued expenses	528,381	(44,804)
Net cash used in operating activities	(516,654)	(389,621)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	419,974,456	—
Net cash provided by investing activities	419,974,456	—

Cash Flows from Financing Activities:
Proceeds from Working Capital Loans	500,000	300,000
Redemption of Class A ordinary shares	(419,974,456)	—
Net cash provided by (used in) financing activities	(419,474,456)	300,000

Net Change in Cash	(16,654)	(89,621)
Cash – Beginning of period	107,902	227,150
Cash – End of period	$91,248	$137,529

The accompanying notes are an integral part of these unaudited condensed financial statements.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from inception through September 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the cash and investments held in the Trust Account (as defined below).

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

Liquidity and Capital Resources

As of September 30, 2023, the Company had $91,248 in its operating bank account and a working capital deficit of $1,339,254. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may loan the Company funds as may be required (the “Working Capital Loans”), of which up to $1,500,000 has been committed by the Sponsor (see Note 5). On March 18, 2022, the Company entered into a working capital loan agreement (the “Working Capital Loan Agreement”) with its Sponsor, pursuant to which the Company may borrow up to $300,000 for ongoing business expenses. As of September 30, 2023, the Company had $300,000 of outstanding borrowings under the Working Capital Loan Agreement. On March 23, 2023, the Company entered into a second working capital loan agreement with the Sponsor (“2023 Working Capital Loan Agreement”), pursuant to which the Company may borrow up to $500,000, for ongoing business expenses. As of September 30, 2023, the Company had $500,000 of outstanding borrowings under the 2023 Working Capital Loan Agreement. On August 11, 2023, the Company entered into a third working capital loan agreement with the Sponsor (“Third Working Capital Loan Agreement”), pursuant to which the Company may borrow up to $300,000, for ongoing business expenses. As of September 30, 2023, the Company had no outstanding borrowings under the Third Working Capital Loan Agreement.

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

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Going Concern

The Company intends to achieve its business objective of completing its initial Business Combination with one or more businesses but cannot guarantee its ability to consummate such transaction. The Company had a working capital deficit of $1,339,254 as of September 30, 2023. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raises substantial doubt about the Company’s ability to continue as a going concern through March 12, 2024, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. The Company intends to complete a Business Combination by March 12, 2024 but cannot guarantee such event. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 24, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

SEPTEMBER 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investments held in Trust Account

In March 2023, the Company moved all investments from U.S. Treasury securities to demand deposits. At September 30, 2023, substantially all of the assets held in the Trust Account were held as demand deposits. At December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account as of December 31, 2022 are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on cash and investment securities held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $25,397,963 were charged to temporary equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, the 3,906,826 and 45,000,000 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

At September 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemptions at December 31, 2021	$450,000,000
Plus:
Accretion of carrying value to redemption value	6,427,534

Class A ordinary shares subject to possible redemptions at December 31, 2022	$456,427,534

Less:
Redemption of Class A ordinary shares	(419,974,456)
Plus:
Accretion of carrying value to redemption value	4,561,563

Class A ordinary shares subject to possible redemptions at September 30, 2023	$41,014,641

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$324,794	$—	$1,505,903	$367,492	$3,181,515	$368,658	$1,713,740	$418,212
Denominator:
Basic and diluted weighted average shares outstanding	16,256,826	—	46,100,000	11,250,000	23,471,659	2,719,780	46,100,000	11,250,000

Basic and diluted net income per ordinary share	$0.02	$—	$0.03	$0.03	$0.14	$0.14	$0.04	$0.04

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

Administrative Services Agreement

The Company entered into an agreement, commencing on March 9, 2021, to pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company incurred and accrued $30,000 and $90,000, respectively, in fees for these services. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $90,000, respectively, in fees for these services. As of September 30, 2023 and December 31, 2022, the outstanding balances to be paid were $90,000 and $0, respectively.

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

On March 18, 2022, the Company entered into a working capital loan agreement (the “Working Capital Loan Agreement”) with its Sponsor, pursuant to which the Company may borrow up to $300,000 for ongoing business expenses. As of September 30, 2023, the Company had $300,000 of outstanding borrowings under the Working Capital Loan Agreement. On March 23, 2023, we entered into the 2023 Working Capital Loan Agreement, pursuant to which we may borrow up to $500,000, for ongoing business expenses. As of September 30, 2023, the Company had $500,000 of outstanding borrowings under the 2023 Working Capital Loan Agreement. On August 11, 2023, we entered into the Third Working Capital Loan Agreement, pursuant to which we may borrow up to $300,000, for ongoing business expenses. As of September 30, 2023, the Company had no outstanding borrowings under the Third Working Capital Loan Agreement. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment.

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

SEPTEMBER 30, 2023

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares  —  The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —   The Company is authorized to issue 450,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022, there were 1,100,000 Class A ordinary shares issued and outstanding, excluding 45,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity. As of September 30, 2023, there were 16,256,826 Class A ordinary shares issued and outstanding, excluding 3,906,826 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares  —   The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2022, there were 11,250,000 Class B ordinary shares issued and outstanding. As of September 30, 2023, there were no Class B ordinary shares outstanding.

VECTOR ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

At September 30, 2023 and December 31, 2022 respectively, assets held in the Trust Account were comprised of $41,114,641 in an interest-bearing Demand Deposit Account and $456,527,534 in money market funds which are invested primarily in U.S. Treasury Securities. Money market funds are a level 1 asset valued based upon quoted prices in active markets.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	December 31, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$—	$456,527,534
Total		$—	$456,527,534

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and investment held in the trust account established in connection with our Initial Public Offering (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended September 30, 2023, we had a net income of $324,794, which consists of interest income on assets held in the Trust Account of $469,217 offset by general and administrative expenses of $144,423.

For the three months ended September 30, 2022, we had a net income of $1,873,395, which consists of interest income on assets held in the Trust Account of $2,044,862 offset by operating and formation expenses of $171,105.

For the nine months ended September 30, 2023, we had a net income of $3,550,173, which consists of interest income on assets held in the Trust Account of $4,561,563 offset by general and administrative expenses of $1,011,390.

For the nine months ended September 30, 2022, we had a net income of $2,131,952, which consists of interest income on assets held in the Trust Account of $2,684,160, offset by operating and formation expenses of $552,208.

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

For the nine months ended September 30, 2023, cash used in operating activities was $516,654. Net income of $3,550,173 was affected by interest earned on cash and investments held in the Trust Account of $4,561,563. Changes in operating assets and liabilities provided $494,736 of cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $389,621.

As of September 30, 2023, we had cash held in the Trust Account of $41,114,641 (including approximately $2,046,381 of interest income post-redemptions). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had cash of $91,248 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. On March 18, 2022, we entered into the Working Capital Loan Agreement with our Sponsor, pursuant to which we may borrow up to $300,000, for ongoing business expenses. As of September 30, 2023, we had $300,000 outstanding borrowings under the Working Capital Loan Agreement. On March 23, 2023, we entered into a second working capital loan agreement with our Sponsor (the “2023 Working Capital Loan Agreement”), pursuant to which we may borrow up to $500,000, for ongoing business expenses. As of September 30, 2023, we had $500,000 of outstanding borrowings under the 2023 Working Capital Loan Agreement. On August 11, 2023, we entered into a third working capital loan agreement with our Sponsor (the “Third Working Capital Loan Agreement”), pursuant to which we may borrow up to $300,000, for ongoing business expenses. As of September 30, 2023, the Company had no outstanding borrowings under the Third Working Capital Loan Agreement. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by geopolitical conditions resulting from the invasion of Ukraine by Russia and the Israel-Hamas war, terrorism, sanctions or other geopolitical events globally, the COVID-19 pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.

Our ability to consummate a Business Combination may be dependent on our ability to raise equity and debt financing which may be impacted by geopolitical conditions resulting from the invasion of Ukraine by Russia, the Israel-Hamas war, terrorism, sanctions, the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by potential target businesses and difficulty in forecasting financial results on which we rely in the evaluation of potential target businesses. Global conflicts, including the invasion of Ukraine by Russia and the Israel-Hamas war, as well as economic sanctions implemented by the United States, United Kingdom, European Union and other countries in response thereto, may negatively impact markets, increase energy and transportation costs and cause weaker macro-economic conditions. Political developments impacting government spending, and international trade, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable Business Combination, as it may affect demand for potential target companies’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

10.1*	Working Capital Loan Agreement, dated as of August 11, 2023, between the Company and the Sponsor
10.2*	Promissory Note, dated as of August 11, 2023, by and among Vector Acquisition Corporation II and Vector Acquisition Partners, L.P.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VECTOR ACQUISITION CORPORATION II

Date: November 9, 2023	By:	/s/ Alex Slusky
	Name:	Alex Slusky
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ David Baylor
	Name:	David Baylor
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)